Form 10-Q
period 1996-09-30
OFFSHORE ENERGY DEVELOPMENT CORP
filed 1996-12-16
CIK 1020503

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

                                       OR

  [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO ____________


                         COMMISSION FILE NUMBER: 0-21663

                     OFFSHORE ENERGY DEVELOPMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                         (State or other jurisdiction of
                         incorporation or organization)
                                   76-0509791
                                (I.R.S. Employer
                               Identification No.)

                      1400 WOODLOCH FOREST DRIVE, SUITE 200
                           THE WOODLANDS, TEXAS 77380
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 364-0033
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ ]   No [X]


As of December 13, 1996, there were 8,701,885 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    OFFSHORE ENERGY DEVELOPMENT CORPORATION

                 Unaudited Condensed Consolidated Balance Sheets

                                                                     December 31,    September 30,   September 30,
                                                                         1995            1996            1996
                                                                     ------------    ------------    ------------
                                                                    (Predecessors)  (Predecessors)     (Company)
                                                                                      (Unaudited)     (Pro Forma)
                                                                                                      (Unaudited)
Assets
     Current Assets:
          Cash and cash equivalents ..............................   $    710,306    $    882,471    $    882,501
           Accounts receivable - trade, affiliate and other ......      2,352,191       2,287,093       2,287,093
          Prepaids and other assets ..............................         27,484          65,975          65,975
                                                                     ------------    ------------    ------------
                              Total current assets ...............      3,089,981       3,235,539       3,235,569


     Oil and gas properties - at cost (successful efforts method)      26,153,845      28,535,411      28,535,411
     Other property and equipment ................................        329,923         344,249         344,249
      Accumulated depreciation, depletion and amortization .......     (6,376,095)    (10,261,408)    (10,261,408)
                                                                     ------------    ------------    ------------
                                                                       20,107,673      18,618,252      18,618,252
     Investments in affiliates and others ........................        245,783         507,729         507,729
     Investments in certificates of deposits, restricted .........      1,378,601       1,428,816       1,428,816
     Deferred and other assets ...................................        348,347         727,949         727,949
                                                                     ------------    ------------    ------------
                              Total Assets .......................   $ 25,170,385    $ 24,518,285    $ 24,518,315
                                                                     ============    ============    ============
Liabilities and Stockholders' Equity (Deficit)
     Current Liabilities
          Accounts payable - trade and affiliate .................   $  3,137,347    $  2,680,267    $  2,680,267
          Capital lease payable - current ........................        168,168         149,017         149,017
          Accrued liabilities ....................................        357,766         908,042         908,042
          Current portion of long-term debt ......................     12,260,962         133,606         133,606
                                                                     ------------    ------------    ------------
                              Total current liabilities ..........     15,924,243       3,870,932       3,870,932

     Long-term debt ..............................................           --         2,500,000       2,500,000
     Deferred tax liability ......................................           --             4,778       1,572,778
     Capital lease payable - noncurrent ..........................        831,692         740,512         740,512
     Reserve for abandonment .....................................        236,608         300,898         300,898
                                                                     ------------    ------------    ------------
                              Total liabilities ..................     16,992,543       7,417,120       8,985,120

     Redeemable preference units .................................     10,294,365      10,824,222      10,824,222

     Stockholders' equity (deficit)
          Predecessor capital ....................................     (2,122,891)      6,078,874            --
           Preferred stock, $.01 par value, authorized
                1,000,000 shares; none issued or outstanding .....           --              --              --
           Common stock, $.01 par value, authorized
                10,000,000 shares; issued and outstanding
                5,051,885 at September 30, 1996 (pro forma) ......           --              --            50,519
          Additional paid-in capital .............................           --              --         4,460,385
          Retained earnings ......................................          6,368         198,069         198,069
                                                                     ------------    ------------    ------------
                              Total stockholders' equity (deficit)     (2,116,523)      6,276,943       4,708,973

     Commitments and contingencies
                                                                     ------------    ------------    ------------
     Total Liabilities and Stockholders' Equity ..................   $ 25,170,385    $ 24,518,285    $ 24,518,315
                                                                     ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                    OFFSHORE ENERGY DEVELOPMENT CORPORATION

           Unaudited Condensed Consolidated Statements of Operations

                                                      Nine Months Ended   Nine Months Ended
                                                     September 30, 1995   September 30, 1996
                                                        (Predecessors)    (Predecessors)
                                                          (Unaudited)      (Unaudited)
                                                          -----------      ------------
Income:
     Exploration and production .......................   $ 3,719,024      $  7,214,461
     Pipeline operating and marketing .................       109,169           718,418
     Equity in earnings of equity investments .........       475,555            41,753
     Gain on sales of oil and gas properties
           or partnership investments, net ............          --          10,661,433
                                                          -----------      ------------
          Total Income ................................     4,303,748        18,636,065
                                                          -----------      ------------

Expenses:
     Operations and maintenance .......................     1,389,582         1,520,932
     Exploration charges ..............................       448,275           918,774
      Depreciation, depletion and amortization ........     2,973,830         3,876,782
     Abandonment expense ..............................        15,717           216,215
     General and administrative .......................     1,743,363         1,622,591
                                                          -----------      ------------
          Total Expenses ..............................     6,570,767         8,155,294
                                                          -----------      ------------

     Earnings (losses) before interest and taxes ......    (2,267,019)       10,480,771

Interest Income (Expense) and Other
     Interest expense .................................    (1,051,000)         (709,190)
     Interest income and other ........................       297,779           (40,980)
                                                          -----------      ------------
          Total Interest Income (Expense) and Other ...      (753,221)         (750,170)
                                                          -----------      ------------

Income (Loss) Before Income Taxes .....................    (3,020,240)        9,730,601
Income Tax Benefit (Expense) ..........................        27,020            (4,778)
                                                          -----------      ------------
     Net Income (Loss) ................................   $(2,993,220)     $  9,725,823
Preference unit payments and accretion of discount ....      (687,746)       (1,332,357)
                                                          -----------      ------------
     Income (loss) available to common unit holders and
          stockholders ................................   $(3,680,966)     $  8,393,466
                                                          ===========      ============


Pro forma net income (loss) data (unaudited)
     Net income (loss) as reported ....................                    $  9,725,823
Pro forma adjustment for federal income tax benefit
     (expense) ........................................                      (3,598,555)
                                                                           ------------
     Pro forma net income (loss) ......................                       6,127,268
Preference unit payments and accretion of discount ....                      (1,332,357)
                                                                           ------------
     Pro forma income (loss) available to common unit
          holders and stockholders ....................                    $  4,794,911
                                                                           ============

Pro forma income (loss) available to common unit
     holders and stockholders per common share ........                    $       0.95
                                                                           ============
Pro forma weighted average of common shares
     outstanding ......................................                       5,051,885
                                                                           ============

See accompanying notes to unaudited condensed consolidated financial statements.

                    OFFSHORE ENERGY DEVELOPMENT CORPORATION

           Unaudited Condensed Consolidated Statements of Operations

                                                             Three               Three
                                                         Months Ended         Months Ended
                                                      September 30, 1995   September 30, 1996
                                                        (Predecessors)       (Predecessors)
                                                          (Unaudited)          (Unaudited)
                                                          -----------          -----------
Income:
     Exploration and production .......................   $ 1,859,931          $ 1,665,632
     Pipeline operating and marketing .................        15,655              224,668
     Equity in earnings of equity investments .........       161,017               18,582
                                                          -----------          -----------
          Total Income ................................     2,036,603            1,908,882
                                                          -----------          -----------
Expenses:
     Operations and maintenance .......................       325,655              495,929
     Exploration charges ..............................       141,922              497,406
      Depreciation, depletion and amortization ........     1,375,917            1,000,216
     Abandonment expense ..............................         2,558                   94
     General and administrative .......................       587,772              467,676
                                                          -----------          -----------
          Total Expenses ..............................     2,433,824            2,461,321
                                                          -----------          -----------

     Earnings (losses) before interest and taxes ......      (397,221)            (552,439)

Interest Income (Expense) and Other
     Interest expense .................................      (354,312)             (87,058)
     Interest income and other ........................        68,167               23,843
                                                          -----------          -----------
          Total Interest Income (Expense) and Other ...      (286,145)             (63,215)
                                                          -----------          -----------

Income (Loss) Before Income Taxes .....................      (683,366)            (615,654)
Income Tax Benefit ....................................        16,975                8,352
                                                          -----------          -----------
     Net Loss .........................................      (666,391)            (607,302)
Preference unit payments and accretion of discount ....      (395,246)            (439,119)
                                                          -----------          -----------
     Loss available to common unit holders and
        stockholders ..................................   $(1,061,637)         $(1,046,421)
                                                          ===========          ===========
Pro forma net income (loss) data (unaudited)
     Net income (loss) as reported ....................                        $  (607,302)
Pro forma adjustment for federal income tax benefit ...                            224,702
                                                                               -----------
     Pro forma net loss ...............................                           (382,600)
Preference unit payments and accretion of discount ....                           (439,119)
                                                                               -----------
     Pro forma loss available to common unit
         holders and stockholders .....................                        $  (821,719)
                                                                               ===========
Pro forma loss available to common unit
     holders and stockholders per common share ........                        $     (0.16)
                                                                               ===========
Pro forma weighted average of common shares
     outstanding ......................................                          5,051,885
                                                                               ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                    OFFSHORE ENERGY DEVELOPMENT CORPORATION

            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                    Nine Months       Nine Months
                                                                       Ended              Ended
                                                                September 30, 1995  September 30, 1996
                                                                   (Predecessors)    (Predecessors)
                                                                     (Unaudited)      (Unaudited)
                                                                     ------------    ------------
Operating Activities
     Net income (loss) ...........................................   $ (2,993,220)   $  9,725,823
     Adjustments to reconcile net income (loss)
          to cash provided by (used in) operations
           Depreciation, depletion and amortization ..............      3,051,706       3,984,982
          Abandonment expense ....................................         13,159          68,644
           Gain on sales, net ....................................           --       (10,661,433)
          Dry hole expense .......................................           --           301,750
           Equity in (earnings) loss of equity investments, net ..       (475,555)        (41,753)
          Change in interest in oil and gas partnerships .........        292,918         753,382
          Deferred taxes .........................................           --             4,778
          Changes in assets and liabilities:
               Accounts receivable ...............................       (807,653)        755,218
               Deferred and other assets .........................         (2,303)     (1,910,033)
               Accounts payable ..................................      1,437,654         213,359
               Accrued liabilities ...............................       (306,723)        550,276
                                                                     ------------    ------------
                    Total adjustments ............................      3,203,203      (5,980,830)
                                                                     ------------    ------------
               Net cash provided by operating activities .........        209,983       3,744,993

Investing Activities
     Investment in equity interests ..............................       (263,536)       (243,748)
     Advances to equity investees ................................       (836,137)           --
     Repayments from equity investees ............................        997,791         512,640
     Proceeds from the sales of properties and other investments .           --        11,340,093
     Restricted investments in certificates of deposit ...........       (617,410)        (50,215)
     Acquisition of property and equipment .......................    (14,940,856)     (4,492,440)
                                                                     ------------    ------------
               Net cash provided by (used in) investing activities    (15,660,148)      7,066,330

Financing Activities
     Proceeds from issuance of redeemable preference units .......      5,500,000            --
     Preference unit payments ....................................       (570,000)       (802,500)
     Proceeds from borrowings ....................................      6,291,493       2,633,606
     Principal payments on borrowings ............................     (2,925,024)    (12,260,962)
     Fees paid to acquire financing ..............................       (109,998)        (98,971)
     Principal payments on capital lease .........................        (82,773)       (110,331)
                                                                     ------------    ------------
               Net cash provided by (used in) financing activities      8,103,698     (10,639,158)

               Increase (decrease) in cash and cash equivalents ..     (7,346,467)        172,165
      Cash and cash equivalents balance, beginning of period .....      8,413,782         710,306
                                                                     ------------    ------------
      Cash and cash equivalents balance, end of period ...........   $  1,067,315    $    882,471
                                                                     ============    ============

     Supplemental disclosures of cash flow information:
          Cash paid during the period for interest ...............   $  1,160,594    $    712,545
                                                                     ============    ============
          Cash paid during the period for income taxes ...........   $       --      $       --
                                                                     ============    ============

     Supplemental disclosure of non-cash activity:
          Capital lease acquisition ..............................   $    763,164    $       --
                                                                     ============    ============
          Accretion of discount on redeemable preference units ...   $    117,746    $    529,857
                                                                     ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                     OFFSHORE ENERGY DEVELOPMENT CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to present fairly the consolidated financial position of OEDC, Inc. ("Inc.") and OEDC Partners, L.P. ("Partners") (collectively the "Predecessors"), the Predecessors of Offshore Energy Development Corporation (the "Company"), at September 30, 1996, their results of operations for the three and nine months ended September 30, 1995 and 1996 and their cash flows for the nine months ended September 30, 1995 and 1996. Also included is the Company's pro forma unaudited condensed consolidated balance sheet at September 30, 1996 prepared on the basis described below under the section "UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION." The unaudited condensed consolidated financial statements should be read in conjunction with the Predecessors' historical consolidated financial statements and notes thereto as of and for the period ended June 30, 1996 as included in the Company's Registration Statement on Form S-1 (333-11269) filed with the Securities and Exchange Commission.

        During November 1996, the Company sold 3,650,000 shares of its common stock in an initial public offering (the "Offering"). Contemporaneously with the Offering, the stockholders of Inc. and the partners of Partners consummated a combination (the "Combination") through the exchange of their interests for 5,051,882 shares of common stock of the Company. Following the Combination, the Company serves as the parent company of Inc. and Partners.

        The unaudited condensed consolidated financial statements include the accounts of the Predecessors. The unaudited condensed consolidated financial statements are presented due to Inc.'s sole general partner interest and control over Partners. The stockholder's equity of Inc. and partners' equity of Partners are presented due to the commonality of the stockholders and partners of Inc. and Partners. As a result of the consolidated presentation, Inc.'s 1% general partner interest in Partners has been eliminated. Partners' investments in associated oil and gas partnerships are accounted for using the proportionate consolidation method, whereby, Partners' proportionate share of each oil and gas partnerships' assets, liabilities, revenues, and expenses is included in the appropriate classifications in Partners' financial statements. Investments in non-oil and gas partnerships where the Predecessors have ownership interests of less than 50% are accounted for on the equity method, and all investments with ownership interests less than 20% are accounted for on the cost method. All of the Predecessors' material intercompany accounts and transactions have been eliminated in the consolidation.

        ORGANIZATION

        OFFSHORE ENERGY DEVELOPMENT CORPORATION. The Company is a Delaware corporation formed on July 24, 1996 for the purpose of acquiring the common stock of Inc. and the partners' interests of Partners.

        OEDC, INC. Inc. was formed on August 31, 1992 for the purpose of investing in certain partnerships involved in drilling, producing, marketing, gathering and storing oil and gas. Inc.'s only significant assets are its general partnership interests.

        Inc. accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary difference between the financial reporting basis and tax basis of Inc.'s assets and liabilities. Deferred tax assets are also recognized for the tax effect of operating loss carryforwards and other tax credit carryforwards available to Inc. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Total deferred tax assets are reduced by a valuation allowance to an amount that in management's judgment is more likely than not to be realized as a future tax benefit.

        OEDC PARTNERS, L.P. Partners was formed on August 31, 1992 for the purpose of investing in certain partnerships involved in drilling, producing, marketing, gathering and storing oil and gas. On the date of formation, Inc., the general partner, contributed approximately $90,000 and the limited partners, Offshore Energy Development Corporation (an S Corporation) and Natural Gas Partners, L.P. and affiliates ("NGP") contributed net assets of approximately $1,496,000 and $6,380,000, including cash of approximately $6,375,000, in exchange for 2,000 common units, 99,000 common units and 100,000 preference units, respectively. These contributions were recorded by Partners at the partners' historical cost.

        Partners' partnership agreement was amended effective July 31, 1995. In accordance with the amended partnership agreement, NGP contributed $5,500,000 in exchange for an additional 20,000 preference units and 99,000 common units and an increase in the redemption price of all 120,000 preference units to $100 from $65 per unit, resulting in a total redemption value of $12 million. The NGP contribution has been allocated $3,500,000 to preference units and $2,000,000 to common units. The difference between the redemption value and recorded value of the preference units, $2,000,000, was accreted over the redemption period for the preference units. Subsequent to the amendment, the ownership interest of Inc., Offshore Energy Development Corporation (an S Corporation) and NGP were 1%, 49.5% and 49.5%, respectively. The partnership agreement of Partners required Partners to redeem 50% of the preference units outstanding on December 31, 1997 at a rate of $100 per unit and to redeem all remaining preference units outstanding at a rate of $100 per unit on December 31, 1998. Under the partnership agreement, Partners paid NGP a 9% coupon on the preference units outstanding. Partners was scheduled to make the following preference payments in equal quarterly installments: $1,080,000 in 1996; $1,080,000 in 1997; and $540,000 in 1998. If the preference payments were not made according to schedule, the coupon rate would increase from 9% per annum to 15% per annum and any distributions by Partners would be first applied to preference payments in arrears. If more than two preference payments were not made as scheduled, NGP would become entitled to certain voting rights in Partners. On November 6, 1996, Partners redeemed all outstanding preference units for $12,000,000 using proceeds from the Offering.

        Prior to consummation of the Combination, Partners was not subject to federal income taxes. Income and losses earned by Partners were passed through to its partners on the basis of the allocation provisions established in the partnership agreement. Upon consummation of the Combination, Partners became subject to federal income taxes through its ownership by the Company.

        UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

        The unaudited pro forma condensed consolidated balance sheet, based upon the historical unaudited condensed consolidated balance sheet of the Predecessors, has been prepared assuming the Combination was consummated as of September 30, 1996. The unaudited pro forma condensed consolidated balance sheet reflects a pro forma adjustment to record the estimated deferred tax liability recognized by Partners and expensed to its operations as required in instances when Partners, a partnership, becomes subject to federal income taxes through inclusion in OEDC's federal tax returns. Additionally, the unaudited pro forma condensed consolidated balance sheet reflects a pro forma adjustment to record the issuance of 5,051,882 shares of the Company's common stock in the Combination for the exchange of Inc.'s common stock and Partners' equity.

        Pro forma net income (loss) at September 30, 1996 reflects federal income taxes that would have been recorded had Partners been subject to such taxes. Such amounts have been included in the statements of operations pursuant to the rules and regulations of the Securities and Exchange Commission for instances when a partnership becomes subject to federal income taxes. Pro forma net income (loss) per common share is presented giving effect to the number of shares that would be outstanding had the Combination been consummated as of January 1, 1996.

        The unaudited pro forma consolidated financial information is provided for information purposes only. The unaudited pro forma financial information and the unaudited pro forma adjustments have been prepared on the basis of generally accepted accounting principles and are based on information and certain assumptions and estimates that management of the Company believes are reasonable. The unaudited pro forma consolidated financial information is not necessarily indicative of what the Company's financial position would have been had the Combination been consummated on the dates indicated. In addition, future results may vary significantly from the results reflected in such unaudited pro forma financial information due to production, price and cost changes, agreements and other factors.

2.      CREDIT FACILITY

        The Company has entered into a two-year $10,000,000 line of credit with Union Bank of California, N.A. At September 30, 1996, the borrowing base was $5,937,500 and $2,633,606 was outstanding under this facility. The borrowing base will be reduced by $312,500 per month for 12 months commencing September 30, 1997, by $250,000 per month for the succeeding six months and by $166,667 per month for the final six months of the agreement, unless changed by the bank at the time of a borrowing base redetermination. The borrowing base is to be redetermined every six months. Borrowings under this facility bear interest at a rate equal to, at the Company's option, either the bank's reference rate plus 1% or LIBOR plus 2.5 %, with an effective rate of interest at September 30, 1996 of 7.94%.

3.      SUBSEQUENT EVENTS

        On November 6, 1996, the Company sold 3,500,000 shares of its common stock in the Offering. Contemporaneously with the completion of Offering, the Combination was consummated whereby the stockholders and partners of Predecessors exchanged their interests for 5,051,882 shares of common stock of the Company. With a portion of the proceeds of Offering, Partners redeemed for $12 million all of the outstanding redeemable preference units held by NGP.

        On November 12, 1996, pursuant to the underwriting agreement relating to the Offering, the underwriters of the Offering exercised their over-allotment option and purchased 150,000 shares of common stock from the Company, providing the Company with net proceeds and additional equity of $1,674,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with Offshore Energy Development Corporation's (the "Company") unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

 OVERVIEW

The financial statements presented represent the consolidated financial statements of OEDC, Inc., the Company's predecessors and OEDC Partners, L.P. The Company was formed for the purpose of becoming the holding company for OEDC, Inc. and OEDC Partners, L.P. pursuant to the terms of an Agreement and Plan of Reorganization dated August 30, 1996 (the "Combination"). Under the terms of the Combination, which was consummated on November 6, 1996, the Company (i) acquired all of the outstanding capital stock of OEDC, Inc. which was previously owned by certain members of Company's management (including their families) and by Natural Gas Partners, L. P. ("NGP"), (ii) acquired by merger 50% of the common limited partnership units of OEDC Partners, L.P. from the Texas corporation having the same name as the Company, and (iii) acquired 50% of the common units of OEDC Partners, L.P. held by NGP and certain of its employees. As a result of the change in the form of the business resulting from the Combination, the Company will incur a charge of approximately $1,568,000 during the fourth quarter of 1996 to record a deferred tax liability reflecting the excess of the pre-Combination tax deductions for intangible drilling costs over the amount of their depreciation for financial statement purposes. Unless the context requires otherwise, references herein to the Company are to the Company and its predecessors on a consolidated basis. Contemporaneously with the consummation of the Combination, the Company completed an initial public offering (the "Offering") of 3,650,000 shares of its Common Stock, par value $0.01 per share.

The Company commenced operations in 1988 and drilled one well per year through 1992. From 1993 through 1995, the Company drilled four to six gross wells per year, initiating and managing over $125 million in capital projects in gas exploration, production and gathering and retaining net interests ranging from 25% to 80% in these projects. The Company subsequently sold most of such interests as described below. Project funding came initially from private placements and later from NGP, mezzanine financing sources and partnerships and other arrangements with industry participants. The Company's growth was constrained by its lack of financial resources, requiring the Company to develop projects utilizing short-term vendor financing and other borrowings and to sell its interests in the projects it initiated at a profit rather than retain them. This resulted in the Company sustaining losses in years when it incurred the project expenses and gains in the years when the interests in the projects were sold. During 1995, the Company sustained losses resulting from the expenses associated with development expenditures on the Company's Mobile 959/960 cluster, while net income was recorded in the first nine months of 1996 as the result of gains on the sale of all but one percent of the Company's interest in Dauphin Island Gathering Partners ("DIGP"), a partnership that owns the Dauphin Island Gathering System (the "DIGS"), a non-jurisdictional pipeline system offshore Alabama.

The Company's business may be affected by fluctuations in demand for and price of natural gas and oil caused by seasonal and other factors. Accordingly, the Company's results of operations may vary from quarter to quarter, and the operating results for a particular quarter or other interim period may not be indicative of results for any future period or for the entire fiscal year.

This report contains certain forward-looking statements regarding the Company's future financial condition, liquidity, results of operations and prospects. The words "expect," "estimate," "anticipate," "predict" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in a forward-looking statement. Such risks and uncertainties include, but are not limited to, those relating to: (i) the speculative nature of the assumptions underlying forward-looking statements,
(ii) the volatility of natural gas and oil prices, (iii) the Company's ability to replace its reserves, (iv) the costs and uncertainties relating to oil and gas exploration and development, (v) the substantial capital requirements associated with the Company's business strategy, and (vi) the other risks and uncertainties described herein and under the caption "Risk Factors" in the Company' Registration Statement on Form S-1 (No. 333-11269) filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

INCOME. Total income for the Company increased by $14,332,000 (333%) from $4,304,000 in the nine months ended September 30, 1995 to $18,636,000 in the nine months ended September 30, 1996. Exploration and production revenue increased $3,495,000 (94%) from $3,719,000 in the nine months ended September 30, 1995 to $7,214,000 in the nine months ended September 30, 1996, primarily as a result of a 59% increase in production volumes from 2.275 Bcf during the nine-month 1995 period compared to 3.622 Bcf during the nine-month 1996 period. The production increase was primarily attributable to full period production in 1996 from the Company's South Timbalier 162 B-7 well, which was completed in the fourth quarter of 1995, which was partially offset by ordinary production declines experienced at the Company's Mobile area 959 cluster. The increase in exploration and production revenue was also attributable to higher natural gas prices. Average natural gas prices received (inclusive of hedging) were $1.63 per Mcf compared to $1.99 per Mcf (a 22% increase) in the nine months ended September 30, 1995 and 1996, respectively.

Pipeline operating and marketing income increased by $609,000 (558%) from $109,000 for the nine-month period ended September 30, 1995 to $718,000 for the nine-month period ended September 30, 1996, primarily due to increased monthly management fees the Company earns for operating the DIGS. The monthly management fee the Company receives for operating the DIGS was increased from $5,800 per month to $44,700 per month in January, 1996 and was subsequently increased to $55,000 per month in July, 1996. The Company also received $272,000 in gas marketing revenue associated with the South Timbalier 162 B-7 well for the nine-month period ended September 30, 1996.

The Company's equity in earnings of equity investments relating to the Company's interest in DIGP decreased by $434,000 (91%) from $476,000 for the nine months ended September 30, 1995 to $42,000 for the same period in 1996. The decrease is the result of a reduction in the Company's ownership in DIGP from 25% to 1% in early 1996. The Company's sale of all but a 1% general partnership interest in DIGP resulted in a gain of $10,827,000 net to the Company. The gain on sale was offset by a $166,000 loss on sale the Company realized on the disposition of non-strategic and non-producing acreage.

EXPENSE. Total expenses increased by $1,584,000 (25%) from $6,571,000 for the first nine months of 1995 to $8,155,000 for the first nine months of 1996.

Operations and maintenance expense increased by $131,000 (9%) from $1,390,000 to $1,521,000 for the nine-month periods ended September 30, 1995 and 1996, respectively. Operations and maintenance expense was relatively stable between the two periods. In general, a significant portion of operations expense does not fluctuate from period to period as changes occur in production volumes and prices received for those volumes. Therefore, such expenses do not change proportionately with changes in exploration and production income.

As a result of natural gas production volumes increasing by 59% for the nine months ended September 30, 1996 compared to the same period in 1995, the Company's depreciation, depletion, and amortization ("DD&A") increased by $903,000 (30%) from $2,974,000 to $3,877,000 in the nine months ended September 30, 1995 and 1996, respectively. The Company's average DD&A rate per Mcf of production was $1.31 per Mcf and $1.07 per Mcf for the nine-month periods ending September 30, 1995 and 1996, respectively. The decline in DD&A rate per Mcf was due to production from the Company's South Timbalier 162 B-7 well, which had a lower finding cost per Mcf as compared to the Company's Mobile 959 cluster.

Exploration charges increased by $471,000 (105%) from $448,000 to $919,000 for the nine months ended September 30, 1995 and 1996, respectively. The increase was primarily attributable to an unsuccessful additional completion attempt made by the Company in a productive South Timbalier well. The Company also incurred increased seismic expenditures of $163,000 (78%) from $208,000 to $371,000 for the periods ended September 30, 1995 and 1996 respectively, primarily associated with data acquisition relating to the Company's activities in the South Timbalier and Viosca Knoll areas. As a result of the Company's use of the successful efforts method of accounting (see "Accounting Matters"), the Company expenses unsuccessful exploration efforts as well as seismic acquisition costs.

Abandonment accruals for the Company increased by $56,000 (431%) from $13,000 to $69,000 for the nine months ended September 30, 1995 and 1996, respectively. The Company incurred an abandonment charge of $148,000 during the nine-month period ended September 30, 1996, as a result of final resolution of a vendor dispute relating to a prior period platform abandonment.

INTEREST EXPENSE. Interest expense decreased by $342,000 (33%) from $1,051,000 in the first nine months of 1995 to $709,000 in the first nine months of 1996.

During the nine-month period ended September 30, 1996, the Company paid interest to an affiliate of Enron Corp. ("Enron") relating to a combination term and revolving credit facility. The term portion of the credit facility bore interest at 15% per annum and the revolving portion bore interest at a floating rate equal to 2.5% above the applicable prime rate. During first quarter 1996, the Company repaid all amounts outstanding under the term portion and one-half of the amount outstanding under the revolving portion. The Company also paid $116,000 of interest charges to Enron relating to a delayed swap settlement in first quarter of 1996. Total interest paid to Enron decreased by $384,000 (39%) from $973,000 in the nine month period ended September 30, 1995 to $589,000 in the nine-month period ended September 30, 1996.

The Company replaced the Enron revolving credit facility in August 1996 with a revolving credit facility from Union Bank of California N.A. ("Union Bank") with an interest rate of LIBOR plus 2.5%. Approximately $21,000 in interest was paid on the Union Bank credit facility through September 30, 1996. Other interest paid of $99,000 through the nine-month period ended September 30, 1996 related primarily to vendor financings.

NET INCOME (LOSS), NET INCOME (LOSS) AVAILABLE TO COMMON UNIT HOLDERS AND STOCKHOLDERS AND PREFERENCE UNIT PAYMENTS. The Company incurred a net loss of $2,993,000 for the first nine months of 1995, compared to net income of $9,726,000 for the nine month period ended September 30, 1996. The net income for the 1996 nine-month period was primarily attributable to the gain realized on the previously noted sale of the Company's interest in DIGP.

Income (loss) available to common unit holders and stockholders, which gives effect to preference unit payments and accretion of discount, was a loss of $3,681,000 for the first nine months of 1995, compared to net income of $8,393,000 for the first nine months of 1996.

During the nine months ended September 30, 1995 the Company made preference payments to NGP totaling $570,000 compared to $803,000 (a 41% increase) for the comparable period in 1996. The increase was attributable to additional preference units purchased by NGP in August 1995. The Company began accreting the discount on preference units following the purchase of these additional preference units. The accretion of discount was $118,000 and $530,000 for the nine months ended September 30, 1995 and 1996 respectively.


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

INCOME. Total income for the three months ended September 30, 1996 decreased $128,000 (6%) from $2,037,000 to $1,909,000 for the three-month periods in 1995 and 1996, respectively.

Exploration and production revenue declined by $194,000 (10%) from $1,860,000 to $1,666,000 for the three-month periods ended September 30, 1995 and 1996, respectively. Total volume of natural gas produced declined by 153,000 Mcf (12%) from 1.254 Bcf for the three months ended September 30, 1995 compared to 1.101 Bcf for the three-month period ended September 30, 1996. The reduction in volumes was the result of declines experienced at the Company's Mobile area 959 cluster, partially offset by new production from the company's South Timbalier 162 B-7 well. Natural gas prices received (inclusive of hedging) for the three-month period ended September 30, 1995 and 1996 remained relatively constant at $1.48/Mcf and $1.51/Mcf, respectively.

Pipeline operating and marketing revenue increased by $209,000 (1,306%) from $16,000 to $225,000 for the three-month periods ended September 30, 1995 and 1996, respectively, primarily as a result of increased DIGS operator fees the Company receives. The Company received $5,800 per month in 1995 compared to the $55,000 per month the Company began receiving in July, 1996. Also contributing to the 1996 increase was $60,000 earned marketing natural gas on behalf of partners at the South Timbalier 162 complex. The Company did not earn any gas marketing revenue in the three months ended September 30, 1995.

Equity in earnings of equity investments relating to the Company's interest in DIGP decreased, as expected, since the Company sold all but 1% of its 25% interest in DIGP in early 1996. Equity in earnings of equity investments decreased $142,000 (88%) from $161,000 to $19,000 in the three-month periods ending September 30, 1995 and 1996, respectively.

EXPENSES. Total expenses increased by $27,000 (1%) from $2,434,000 to $2,461,000 for the three-month periods ending September 30, 1995 and 1996, respectively.

Operations and maintenance expenses increased by $170,000 (52%) from $326,000 for the quarter ended September 30, 1995 to $496,000 for the quarter ended September 30, 1996. The increase was attributable primarily to full quarter production cost from the Company's South Timbalier 162 production platform (which commenced production in fourth quarter 1995) and additional repair and maintenance charges associated with the Company's platform located at Mobile area block 959.

For the quarter ended September 30, 1996 natural gas volume produced decreased by 12 % compared to the same period in 1995. The Company's DD&A expense decreased by $376,000 (27%) from $1,376,000 to $1,000,000 for the three months ended September 30, 1995 and 1996, respectively. The Company's average DD&A rates per Mcf of production were $1.10 per Mcf and $.91 per Mcf for the three-month periods ending September 30, 1995 and 1996 respectively. The decline in DD&A rate per Mcf was due to production from the Company's South Timbalier 162 B-7 well, which had a lower finding cost per Mcf as compared to the Company's Mobile 959 cluster.

Exploration charges increased by $355,000 (250%) from $142,000 to $497,000 in the quarters ended September 30, 1995 and 1996, respectively. The increase was primarily attributable to an unsuccessful additional completion attempted by the Company in a productive South Timbalier well. As the Company accounts for its operations under the successful efforts method (see "Accounting Matters"), the Company must expense unsuccessful exploration activities as well as seismic data acquisitions.

INTEREST EXPENSE. Total interest expense decreased by $267,000 (75%) from $354,000 to $87,000 for the quarters ended September 30, 1995 and 1996, respectively. The decrease was the result of repaying all amounts outstanding under a term credit facility with an interest rate of 15% per annum and also reducing amounts outstanding on a revolving credit facility by 50% in the first quarter of 1996.

NET INCOME (LOSS), NET INCOME (LOSS) AVAILABLE TO COMMON UNIT HOLDERS AND STOCKHOLDERS AND PREFERENCE UNIT PAYMENTS. The Company incurred a net loss of $666,000 for the quarter ended September 30, 1995 , compared to a net loss of $607,000 for the same quarter ended September 30, 1996.

The loss available to common unit holders and stockholders, which gives effect to preference unit payments and accretion of discount, was a loss of $1,062,000 for the quarter ended September 30, 1995, compared to a loss of $1,046,000 for the quarter ended September 30, 1996.

Preference payments remained relatively constant for the quarters ending September 30, 1995 and 1996 at $278,000 and $263,000 respectively. The Company began accreting the discount on preference units following the purchase of additional preference units by NGP in August 1995. The accretion of discount for the quarter ended September 30, 1995 was $118,000 (two months accretion) compared to full quarter accretion of $177,000 for the quarter ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

        SUMMARY

The Company's main source of liquidity historically has been short-term, project-specific debt and equity and vendor financings. The large early debt service demands of these financings have created periodic liquidity strains on the Company. The Company reduced it cash position by $10,639,000 due to financing activities during the first nine months of 1996, which consisted primarily of repayment of the Enron term facility for the development of the Mobile 959/960 cluster and the repayment of $2,500,000 of the Enron revolving credit facility. During the first nine months of 1995, the Company realized net proceeds of $8,104,000 from financing activities, which represented borrowings under such term credit facility for the development of the Mobile 959/960 cluster. In the future the Company intends to finance its capital expenditures out of funds generated from operations, the proceeds from the Offering and bank borrowings.

The second largest source of liquidity has been the profitable sale of assets which the Company has developed. The Company received net cash of $7,066,000 from investing activities in the first nine months of 1996 as compared to utilizing $15,660,000 in investing activities during the first nine months of 1995. The 1996 cash inflow was the result of selling all but one percent of the Company's general partnership interest in DIGP and selling a non strategic lease block. This was partially offset by investments in properties and a contribution to repay nonrecourse liabilities associated with the Company's gathering system interest. The 1995 investment outflows consisted primarily of development activities on the Mobile 959/960 cluster. The Company has no present plans to sell any of its properties and does not anticipate that sales of properties will be a significant source of liquidity in the future.

The Company received approximately $40.1 million in net proceeds from the Offering. The Company used approximately $12 million of the proceeds to redeem all outstanding preference units held by NGP and approximately $3.1 million to repay all amounts outstanding under the Company's credit facility with Union Bank. The Company intends to use up to $14 million of the net proceeds of the Offering to repay amounts contributed by Enron to South Dauphin II Limited Partnership. See "-- Financing Activities -- South Dauphin II Limited Partnership."

In the event the cash flows from the Company's operating activities, credit available under its credit facility with Union Bank and the proceeds from the Offering are not sufficient to fund development costs, or results from drilling are not as successful as anticipated, the Company will either curtail its drilling or seek additional financing to assist in its drilling activities. No assurance may be given that the Company will be able to obtain such additional financing. If the Company is required to curtail its drilling activities, its ability to develop and expand its prospect inventory, as well as its earnings and cash flow from exploration and production activities, will be adversely affected.

The Company intends to continue its efforts to acquire additional acreage if and when these opportunities become available. Any such acquisition or related drilling on such acquisition could require additional borrowings under the credit facility with Union Bank, or additional debt or equity financing. No assurance may be given that the Company will be able to obtain such additional capital.

        WORKING CAPITAL

        The Company had a working capital deficit of $635,000 as of September 30, 1996. The Company periodically has experienced substantial working capital deficits. The Company has incurred substantial expenditures for the acquisition and development of capital assets either on vendor open accounts payable or under short-term financings. The Company has been able to refinance the accounts payable balances by including them in longer-term project financings. The operation of the Company's properties, when combined with property-based credit facilities, has usually generated sufficient cash within 12 months to repay the investments therein. Thus, capital investments in properties have converted to cash or generated borrowing capacity rapidly enough to finance the Company's working capital deficits.

        CASH FLOW FROM OPERATIONS

During the nine months ended September 30, 1996, the Company generated net cash flow from operations of $3,745,000 as compared to net cash flow from operations of $210,000 during the same period in 1995. The improvement in 1996 was due primarily to new production from the South Timbalier 162 B-7 well. While improved gas prices also contributed to the increase in net cash flow from operations, the impact was diminished by a decrease in exploration and production revenue attributable to hedging activities in 1996. This is consistent with the Company's hedging program to moderate fluctuations in cash flows and thereby enable the Company to cover its fixed obligations despite fluctuations in commodity process.

Net cash flow from operations during the first nine months of 1996 was also increased by the Company's receipt of management fees the Company earns as the operator of the DIGS, which contributed approximately $446,000 of operating cash flow in that period. Prior to January 1, 1996, the Company performed similar functions for minimal remuneration as a 25% partner in DIGP. The terms of the sale by the Company of all but a one percent general partnership interest in DIGP provided for compensation to the Company for its services as operator.

        FINANCING ACTIVITIES

The Company's estimated total capital expenditure budget for the period from September 30, 1996 through December 31, 1997 is approximately $40 million. The Company believes that the proceeds of the Offering, borrowings under the credit facility described below and cash flows generated from operations will be sufficient to fund these budgeted expenditures. However, no assurance may be given as to the adequacy of these sources.

CREDIT FACILITY. The Company has a two-year line of credit with Union Bank. Borrowing under the line of credit may not exceed at any time the lesser of $10 million or a borrowing base (computed with reference to the Company's oil and gas reserves) as determined by the bank in its sole discretion. The borrowing base will be determined at least semiannually. On September 30, 1996, the borrowing base was $5,938,000 and $2,634,000 was outstanding under this facility. The borrowing base will be reduced by $312,500 per month through August 31, 1997, by $250,000 per month for the succeeding six months and by $166,667 per month for the final six months of the agreement, unless changed by the bank at the time of a borrowing base redetermination. Borrowings under this facility bear interest at a rate equal to, at the Company's option, either the bank's reference rate plus 1% or LIBOR plus 2.5%, with an effective rate of interest on September 30, 1996 of 7.94%. The Company repaid all amounts outstanding under the credit facility with the proceeds of the Offering.

The credit facility contains restrictive covenants imposing limitations of the occurrence of indebtedness, the sale of properties, payment of dividends, mergers or consolidations, capital expenditures, transactions with affiliates, making loans, and investments outside the ordinary course of business. The facility requires that the Company maintain at the subsidiary level certain minimum financial ratios, including a current ratio of at least 1:1, subject to certain intercompany transactions, and interest coverage ratio on 2.5:1. The Company was in compliance with such ratios at September 30, 1996. In addition, the weighted average maturity of indebtedness incurred on ordinary terms to vendors, suppliers and others supplying goods and services to the Company in the ordinary course of business may not exceed 60 days. The loan agreement, in addition to customary default provisions, provides that it is an event of default if either (i) a person or group (other than certain members of management and their family members and NGP), owns beneficially more than 50% of the Company's voting capital stock outstanding, or (ii) any two of certain members of management cease to be actively involved in the management and operation of the Company for any reason other than death or disability. The credit facility requires the Company to maintain certain hedging positions.

Indebtedness under the credit facility is secured by a first lien upon substantially all of the properties owned by OEDC Exploration & Production, L.P., a wholly owned subsidiary of the Company, and by the pledge of the Company's limited partnership interests in South Dauphin Partners, L.P. and South Dauphin II Limited Partnership and its general partnership interest in DIGP. All assets not subject to a lien in favor of the lender are subject to a negative pledge, with certain exceptions.

SOUTH DAUPHIN II LIMITED PARTNERSHIP. The Company and Enron formed South Dauphin II Limited Partnership ("SDPII") to fund a drilling and development program, with the Company generally responsible for costs in excess of budgeted amounts. The financing of SDPII in nonrecourse to the Company's other assets. Pursuant to the terms of the partnership agreement, Enron will receive 85% of the net cash flows from the subject wells (provided a minimum payment schedule is met) until it has been repaid all of its original investment plus a 15% pre-tax rate of return ("Payout"). Once Payout has occurred, Enron's interest will decrease to 25% and the Company's interest will increase to 75%. SDPII has the option to prepay Enron's investment and accelerate the ownership change. If such prepayment is from financing activities instead of cash flow from operations, the Company is required to make an additional payment to Enron equal to 10% of Enron's net investment (funds advanced less distributions received) and five percent of the unfunded portion of the Enron's commitment. The Company intends to use up to $14 million of the net proceeds of the Offering to repay such obligations and, accordingly, will incur the additional charges. The amount to be repaid to Enron will be determined by the amount of funds contributed by Enron to SDPII. As of September 30, 1996, Enron had made contributions to SDPII of $2.2 million. As of December 16, 1996 Enron had made contributions of $4.2 million. Assuming the prepayment of the $4.2 million, the Company would incur additional charges of approximately $1.1 million. The Company intends to cause SDPII to prepay the amounts due to Enron during the first quarter of 1997.

The SDPII partnership agreement also provides that the failure of any two of the Company's three senior managers to be actively involved in the management and operations of SDPII constitutes a change of control of such partnership. In such event, the agreement gives the Enron the right to fix a price at which the Company would be required to elect to either purchase Enron's interest in the partnership or sell all of the Company's interest in the partnership to Enron.

HEDGING ACTIVITIES

The Company continues to utilize financial futures to hedge its natural gas production. For the nine month period ended September 30, 1995 total natural gas revenues were increased by $609,000 compared to a decrease of $1,076,000 for the nine-month period ended September 30, 1996 as a result of the Company's hedging program. For the quarter ended September 30, 1995 the Company's total revenues were increased by $368,000 compared to a reduction of $254,000 for the quarter ended September 30, 1996 as a result of the Company's hedging program. As of September 30, 1996 the Company had 1.89 Bcf hedged from October, 1996 through December, 1997 at an average price of $2.35 per Mcf.

As of December 16, 1996, the Company had approximately 3.35 Bcf of natural gas hedged from January 1997 through December 1997 at an average price of $2.19 per Mcf. The Company estimates that as of December 16, 1996, the cost to unwind its hedged position is approximately $884,000. Although hedging reduces the Company's susceptibility to declines in the sales prices of its natural gas production, it also prevents the Company from receiving the full benefit of any increases in the sales prices of such production. Further, significant reductions in production at times when the Company's production is hedged could require the Company to make payments under the hedge agreements in the absence of offsetting income.

EFFECTS OF INFLATION AND CHANGING PRICES

The Company's results of operations and cash flow are affected by changing oil and gas prices. Increases in oil and gas prices often result in increased drilling activity, which in turn increases the demand for and cost of exploration and development. Thus, increased prices may generate increased revenue without necessarily increasing profitability. These industry market conditions have been far more significant determinants of Company earnings than have macroeconomic factors such as inflation, which has had only minimal impact on Company activities in recent years. While it is impossible to predict the precise effect of changing prices and inflation on future Company operations, the short-lived nature of the Company's gas reserves makes it more possible to match development costs with predictable revenue streams than would long-lived reserves. No assurance can be given as to the Company's future success at reducing the impact of price changes on the Company's operating results.

ACCOUNTING MATTERS

The Company uses the successful efforts method of accounting for its oil and gas properties. This results in the capitalization of certain exploration charges and expensing of dry hole costs. The Company uses the units of production method to deplete its producing properties.

In January 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires the Company to review its oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, and recognize a loss if such recoverable amounts are less than the carrying amount. There have been no impairment losses recognized as of September 30, 1996, but any future losses would be included in depletion, depreciation, amortization and impairment in future accounting periods.

On October 23, 1995, the Financial Account Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company adopted this standard in 1996 and will disclose the pro forma net income (loss) and earnings (loss) per share amounts assuming the fair value method was adopted on January 1, 1995 in its financial statements as of and for the year ended December 31, 1996. The adoption of this standard will not impact the Company's consolidated results of operations or financial position.

                          PART II -- OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

        The Company is a defendant in a suit styled H.E. (GENE) HOLDER, JR. AND DAN H. MONTGOMERY V. OFFSHORE ENERGY DEVELOPMENT CORPORATION, which was filed in 1995 alleging that the idea, design, and location of the DIGS as an intrastate gas gatherer regulated by the Federal Energy Regulatory Commission under Section 311 of the Natural Gas Policy Act of 1978 was a confidential trade secret owned by the plaintiffs which had been revealed to the Company during confidential discussions in furtherance of a proposed joint venture. The plaintiffs further allege that the Company made misrepresentations regarding its intention to form a joint venture with the plaintiffs in order to obtain the confidential information and to induce the plaintiffs into executing a confidentiality agreement which thereafter prevented the plaintiffs from further pursuing the project independently. The plaintiffs also allege that the Company orally agreed to form a joint venture and that the Company breached its fiduciary duties to the plaintiffs. As a consequence, the plaintiffs allege "millions of dollars in profits" as actual damages and also seek the award of unspecified punitive damages, attorneys' fees, pre- and post-judgment interest and costs of suit.

        The Company denies the plaintiffs' allegations and is vigorously defending this matter. The Company has raised the affirmative defenses of statute of frauds, statute of limitations. laches, waiver and estoppel. Discovery is ongoing in the case and a trial date has not been set. Although a decision adverse to the Company in this litigation could have a material adverse effect on the Company's financial condition and results of operation, the Company does not believe that the final resolution of this case will result in a material liability to the Company.

ITEM 2.        CHANGES IN SECURITIES.

        (a)    Not applicable.

        (b)    Not applicable.

        (c) On July 26, 1996, the Company issued one share of Common Stock to each of David B. Strassner, Douglas H. Kiesewetter and R. Keith Anderson in consideration of $10.00 per share. Such issuance was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act as a transaction by the issuer not involving any public offering.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On August 29, 1996, the stockholders of the Company executed a unanimous written consent approving the Company's 1996 Stock Awards Plan. On August 30, 1996, the stockholders of the Company executed a unanimous written consent approving the Agreement and Plan of Reorganization dated August 30, 1996 relating to the Combination.

ITEM 5.        OTHER INFORMATION.

        On November 6, 1996, the Company and subsidiaries of MCN Corporation ("MCN") and PanEnergy Corp ("PanEnergy") formed a partnership (the "Processing Partnership") for the purpose of constructing, owning and operating, or providing financing for one or more natural gas processing facilities onshore in Mobile County, Alabama. Such a facility would extract condensate and natural gas liquids from natural gas prior to delivery of natural gas to the interstate pipeline system. Much of the natural gas produced in the Mobile, Viosca Knoll and Main Pass areas of the Gulf of Mexico has a high gas liquids content. Because no gas processing facility is currently available in southern Alabama to process the Mobile, Viosca Knoll and Main Pass gas, producers effectively lose the potential additional value associated with the liquifiable hydrocarbons in their natural gas production. Construction of a plant in this area would enable producers to achieve a higher total price for the sale of their gas and would make attachment to the DIGS more desirable because the DIGS would be the only gathering system that delivers gas in proximity to a processing plant in this area. PanEnergy is the managing partner of the Processing Partnership and will manage the construction and operation of the Processing Partnership's projects.

        Currently, the Processing Partnership plans to construct in stages a plant that will have an initial capacity of 600 MMcf/d and a capacity of 900 MMcf/d when completed. Preliminary estimates by the Company are that this will be a $90 million construction project. The Company expects the plant to be operational in the first quarter of 1998, and the Company and its partners continue to evaluate design, construction and market information for the plant. No assurance may be given, however, that the plant will be constructed or that, if constructed, it will be completed within the estimated cost or on the anticipated schedule.

        The Processing Partnership is now owned 49.5% by each of MCN and PanEnergy and 1% by the Company. The Company has acquired for $200,000 an option to buy an additional 32 1/3% interest in the Processing Partnership, exercisable until the third anniversary of the commencement of commercial operations at the Processing Partnership's initial processing facility. The exercise price for the Company's option is calculated by multiplying (a) the product of (i) the "Processing Facilities Value" and (ii) 32 2/3% of the interests of MCN and PanEnergy (and in certain cases their assignees) in the Processing Partnership by
        (b) the "Payment Factor," and then subtracting $200,000 from such total amount. "Processing Facilities Value" means (1) with respect to any processing facility completed as of the closing of the exercise of the option, the depreciated book value as of such date, as determined in accordance with generally accepted accounting principles and using 25-year straight line depreciation, of such facility and (2) with respect to any facility not completed as of such date, the allowance for funds used during construction for such facility as of such date, as determined in accordance with generally accepted accounting principles. The "Payment Factor" is initially 100% and increases by 3% upon the commencement of commercial operations at the Processing Partnership's initial processing facility and thereafter by 3% after each three-month period during the term of the option. The interest in the Processing Partnership that the Company's option entitles it to buy would be diluted if the Processing Partnership admitted an additional partner that was either an assignee of a proportionate interest from all of the partners or whose admittance otherwise resulted in a proportionate decrease in each partner's interest.

        The Company will be required to obtain financing in order to exercise the option to increase its interest, and, although the Company anticipates that such financing will be available, no assurance may be given in this regard. If the Company does not exercise the option to acquire the additional partnership interest, the Company will be required to assign to each of MCN and PanEnergy 1/14 of the increased interest in DIGP that the Company may earn pursuant to the DIGP partnership agreement.

        The partnership agreement for the Processing Partnership provides that any partner who desires to participate in the construction, ownership, operation or financing of a gas processing plant in Mobile County must offer the other partners a right of first refusal to participate in the project. In addition, the Company, MCN and PanEnergy have entered into an Area of Mutual Interest Agreement pursuant to which any party that desires to construct, own and operate or provide financing for (a) any gas processing plant in Jackson or Harrison Counties, Mississippi, Baldwin County, Alabama or Escambia County, Florida or (b) a power plant located in Mobile County, Alabama for the generation of power to the initial processing plant constructed by the Processing Partnership must offer the other parties a right of first refusal to participate in the project. The Company's right to participate would be 20% in any such power plant and 33 1/3% in any such processing plant, except that the Company's right to participate in a processing plant at any time after the exercise or termination of the Company's option described above will be equal to the Company's interest in the Processing Partnership.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    The following exhibits are filed with this report:

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
10.1 Agreement and Plan of Reorganization dated August 30, 1996 by and among the Company, Offshore Energy Development Corporation, a Texas corporation, OEDC, Inc., Natural Gas Partners, L.P., NGP-OEDC Holdings, L.P., David B. Strassner, Douglas H. Kiesewetter, R. Keith Anderson, Matthew T. Bradshaw, Taft and Nancy Bradshaw, R. Gamble Baldwin, David
         R. Albin, Donald Shore, Trustee of the Albin Income Trust, John S. Foster, Kenneth A. Hersh, Bruce B. Selkirk, III, John C. Goff, and Agnes Denise Darraugh (incorporated herein by reference to Exhibit 2 to the Company's Registration Statement on Form S-1 (No. 333-11269) (the "Registration Statement")).

10.2 Fourth Amended and Restated General Partnership Agreement of Dauphin Island Gathering Partners dated as of July 1, 1996 among MCNIC Mobile Bay Gathering Company, PanEnergy Dauphin Island Company and Dauphin Island Gathering Company, L.P. (incorporated herein by reference to
         Exhibit 10.8 to the Registration Statement).

10.3 Agreement of Limited Partnership of South Dauphin II Limited Partnership dated July 25, 1996 by and between OEDC Exploration and Production, L.P. and Joint Energy Development Investments Limited Partnership (incorporated herein by reference to Exhibit 10.11 to the Registration Statement).

10.4 Credit Agreement dated August 28, 1996 between OEDC Exploration and Production, L.P., OEDC, Inc., OEDC Partners, L.P., the Company, Dauphin Island Gathering Company, L.P. and Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.14 to the Registration Statement).

10.5 Guaranty dated August 28, 1996 by Dauphin Island Gathering Company L.P. in favor of Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.15 to the Registration Statement).

10.6 Guaranty dated August 28, 1996 by OEDC, Inc. in favor of Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.16 to the Registration Statement).

10.7 Guaranty dated August 28, 1996 by Offshore Energy Development Corporation in favor of Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.17 to the Registration Statement).

10.8 Guaranty dated August 28, 1996 by OEDC Partners, L.P. in favor of Union Bank of California, N.A. (incorporated herein by reference to Exhibit
         10.18 to the Registration Statement).

10.9 Offshore Energy Development Corporation 1996 Stock Awards Plan (incorporated herein by reference to Exhibit 10.22 to the Registration Statement).

10.10 Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.23 to the Registration Statement).

10.11 Form of Nonqualified Stock Option Agreement (new option) (incorporated herein by reference to Exhibit 10.24 to the Registration Statement).

10.12 Form of Nonqualified Stock Option Agreement (replacement option) (incorporated herein by reference to Exhibit 10.25 to the Registration Statement).

10.13 Registration Rights Agreement dated August 30, 1996 by and among the Company, Natural Gas Partners, L.P., David B. Strassner, Douglas H. Kiesewetter and R. Keith Anderson (incorporated herein by reference to Exhibit 10.26 to the Registration Statement).

10.14 Stockholders Agreement dated August 30, 1996 by and among the Company, Natural Gas Partners, L.P., David B. Strassner, Douglas H. Kiesewetter and R. Keith Anderson (incorporated herein by reference to Exhibit
         10.27 to the Registration Statement).

10.15 Form of Affiliates Agreement by and between the Company, OEDC Partners, L.P., OEDC, Inc., Natural Gas Partners, L.P., David B. Strassner, Douglas H. Kiesewetter, R. Keith Anderson and Gaylen J. Byker (incorporated herein by reference to Exhibit 10.28 to the Registration Statement).

10.16 Form of Amendment to Affiliates Agreement by and between the Company, OEDC Partners, L.P., OEDC, Inc., Natural Gas Partners, L.P., David B. Strassner, Douglas H. Kiesewetter and Gaylen J. Byker (incorporated herein by reference to Exhibit 10.29 to the Registration Statement).

10.17 Form of Indemnity Agreement by and between the Company and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.30 to the Registration Statement).

10.18 Financial Advisory Services Agreement dated as of April 1, 1996 between OEDC Partners, L.P. and Natural Gas Partners, L.P. (incorporated herein by reference to Exhibit 10.31 to the Registration Statement).

10.19 Amendment dated August 30, 1996 to Financial Advisory Services Agreement between OEDC Partners, L.P. and Natural Gas Partners, L.P. (incorporated herein by reference to Exhibit 10.32 to the Registration Statement).

10.20 Agreement of Management Stockholders dated August 30, 1996 by and among the Company and David B. Strassner, Douglas H. Kiesewetter and R. Keith Anderson (incorporated herein by reference to Exhibit 10.33 to the Registration Statement).

10.21 Joint Exploration and Participation Agreement dated as of October 3, 1996 by and between OEDC Exploration and Production, L.P. and Amoco Production Company (incorporated herein by reference to Exhibit 10.34 to the Registration Statement).

10.22 Underwriting Agreement dated October 31, 1996 by and among the Company, the Selling Stockholders named therein and the Underwriters named therein (incorporated herein by reference to the form thereof filed as Exhibit 1 to the Registration Statement).

10.23 Registration Agreement dated October 30, 1996 by and among the Company and the Selling Stockholders named therein (incorporated herein by reference to the form thereof filed as Exhibit 10.36 to the Registration Statement).

10.24 Letter of Intent dated September 13, 1996 by and among Dauphin Island Gathering Partners and Centana Gathering Company, Coastal Field Services Company and CNG Main Pass Gathering Company (incorporated herein by reference to Exhibit 10.35 to the Registration Statement).

10.25 General Partnership Agreement for Mobile Bay Processing Partners dated as of November 6, 1996 by and among MCNIC Mobile Bay Processing Company, OEDC Processing, L.P. and PanEnergy Mobile Bay Processing Company.

10.26 Option Agreement dated November 6, 1996 among Dauphin Island Gathering Company, L.P., OEDC Processing, L.P., MCNIC Mobile Bay Processing, L.P. and PanEnergy Mobile Bay Processing Company.

10.27 Area of Mutual Interest Agreement dated as of November 6, 1996 between Pipeline & Processing Group, Inc., OEDC Partners, L.P. and PanEnergy Field Services, Inc.

27       Financial Data Schedule.


         (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         OFFSHORE ENERGY DEVELOPMENT
                                               CORPORATION

Date: December 16, 1996                  By: /s/ DOUGLAS H. KIESEWETTER
                                         Douglas H. Kiesewetter
                                         Executive Vice President and Chief
                                         Operating Officer
                                        (for the registrant and as its principal
                                         financial officer)

                               INDEX TO EXHIBITS
EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
10.1 Agreement and Plan of Reorganization dated August 30, 1996 by and among the Company, Offshore Energy Development Corporation, a Texas corporation, OEDC, Inc., Natural Gas Partners, L.P., NGP-OEDC Holdings, L.P., David B. Strassner, Douglas H. Kiesewetter, R. Keith Anderson, Matthew T. Bradshaw, Taft and Nancy Bradshaw, R. Gamble Baldwin, David
         R. Albin, Donald Shore, Trustee of the Albin Income Trust, John S. Foster, Kenneth A. Hersh, Bruce B. Selkirk, III, John C. Goff, and Agnes Denise Darraugh (incorporated herein by reference to Exhibit 2 to the Company's Registration Statement on Form S-1 (No. 333-11269) (the "Registration Statement")).

10.2 Fourth Amended and Restated General Partnership Agreement of Dauphin Island Gathering Partners dated as of July 1, 1996 among MCNIC Mobile Bay Gathering Company, PanEnergy Dauphin Island Company and Dauphin Island Gathering Company, L.P. (incorporated herein by reference to
         Exhibit 10.8 to the Registration Statement).

10.3 Agreement of Limited Partnership of South Dauphin II Limited Partnership dated July 25, 1996 by and between OEDC Exploration and Production, L.P. and Joint Energy Development Investments Limited Partnership (incorporated herein by reference to Exhibit 10.11 to the Registration Statement).

10.4 Credit Agreement dated August 28, 1996 between OEDC Exploration and Production, L.P., OEDC, Inc., OEDC Partners, L.P., the Company, Dauphin Island Gathering Company, L.P. and Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.14 to the Registration Statement).

10.5 Guaranty dated August 28, 1996 by Dauphin Island Gathering Company L.P. in favor of Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.15 to the Registration Statement).

10.6 Guaranty dated August 28, 1996 by OEDC, Inc. in favor of Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.16 to the Registration Statement).

10.7 Guaranty dated August 28, 1996 by Offshore Energy Development Corporation in favor of Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.17 to the Registration Statement).

10.8 Guaranty dated August 28, 1996 by OEDC Partners, L.P. in favor of Union Bank of California, N.A. (incorporated herein by reference to Exhibit
         10.18 to the Registration Statement).

10.9 Offshore Energy Development Corporation 1996 Stock Awards Plan (incorporated herein by reference to Exhibit 10.22 to the Registration Statement).

10.10 Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.23 to the Registration Statement).

10.11 Form of Nonqualified Stock Option Agreement (new option) (incorporated herein by reference to Exhibit 10.24 to the Registration Statement).

10.12 Form of Nonqualified Stock Option Agreement (replacement option) (incorporated herein by reference to Exhibit 10.25 to the Registration Statement).

10.13 Registration Rights Agreement dated August 30, 1996 by and among the Company, Natural Gas Partners, L.P., David B. Strassner, Douglas H. Kiesewetter and R. Keith Anderson (incorporated herein by reference to Exhibit 10.26 to the Registration Statement).

10.14 Stockholders Agreement dated August 30, 1996 by and among the Company, Natural Gas Partners, L.P., David B. Strassner, Douglas H. Kiesewetter and R. Keith Anderson (incorporated herein by reference to Exhibit
         10.27 to the Registration Statement).

10.15 Form of Affiliates Agreement by and between the Company, OEDC Partners, L.P., OEDC, Inc., Natural Gas Partners, L.P., David B. Strassner, Douglas H. Kiesewetter, R. Keith Anderson and Gaylen J. Byker (incorporated herein by reference to Exhibit 10.28 to the Registration Statement).

10.16 Form of Amendment to Affiliates Agreement by and between the Company, OEDC Partners, L.P., OEDC, Inc., Natural Gas Partners, L.P., David B. Strassner, Douglas H. Kiesewetter and Gaylen J. Byker (incorporated herein by reference to Exhibit 10.29 to the Registration Statement).

10.17 Form of Indemnity Agreement by and between the Company and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.30 to the Registration Statement).

10.18 Financial Advisory Services Agreement dated as of April 1, 1996 between OEDC Partners, L.P. and Natural Gas Partners, L.P. (incorporated herein by reference to Exhibit 10.31 to the Registration Statement).

10.19 Amendment dated August 30, 1996 to Financial Advisory Services Agreement between OEDC Partners, L.P. and Natural Gas Partners, L.P. (incorporated herein by reference to Exhibit 10.32 to the Registration Statement).

10.20 Agreement of Management Stockholders dated August 30, 1996 by and among the Company and David B. Strassner, Douglas H. Kiesewetter and R. Keith Anderson (incorporated herein by reference to Exhibit 10.33 to the Registration Statement).

10.21 Joint Exploration and Participation Agreement dated as of October 3, 1996 by and between OEDC Exploration and Production, L.P. and Amoco Production Company (incorporated herein by reference to Exhibit 10.34 to the Registration Statement).

10.22 Underwriting Agreement dated October 31, 1996 by and among the Company, the Selling Stockholders named therein and the Underwriters named therein (incorporated herein by reference to the form thereof filed as Exhibit 1 to the Registration Statement).

10.23 Registration Agreement dated October 30, 1996 by and among the Company and the Selling Stockholders named therein (incorporated herein by reference to the form thereof filed as Exhibit 10.36 to the Registration Statement).

10.24 Letter of Intent dated September 13, 1996 by and among Dauphin Island Gathering Partners and Centana Gathering Company, Coastal Field Services Company and CNG Main Pass Gathering Company (incorporated herein by reference to Exhibit 10.35 to the Registration Statement).

10.25 General Partnership Agreement for Mobile Bay Processing Partners dated as of November 6, 1996 by and among MCNIC Mobile Bay Processing Company, OEDC Processing, L.P. and PanEnergy Mobile Bay Processing Company.

10.26 Option Agreement dated November 6, 1996 among Dauphin Island Gathering Company, L.P., OEDC Processing, L.P., MCNIC Mobile Bay Processing, L.P. and PanEnergy Mobile Bay Processing Company.

10.27 Area of Mutual Interest Agreement dated as of November 6, 1996 between Pipeline & Processing Group, Inc., OEDC Partners, L.P. and PanEnergy Field Services, Inc.

27       Financial Data Schedule.