Form 10-K
period 1996-12-31
OFFSHORE ENERGY DEVELOPMENT CORP
filed 1997-03-31
CIK 1020503

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K
                                 ---------------
(MARK ONE)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                         OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM          TO

                           COMMISSION FILE NUMBER 0-21663

                       OFFSHORE ENERGY DEVELOPMENT CORPORATION
               (Exact name of registrant as specified in its charter)
                                 ---------------

                   DELAWARE                              76-0509791
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)             Identification Number)

     1400 WOODLOCH FOREST DRIVE, SUITE 200                  77380
             THE WOODLANDS, TEXAS                        (Zip Code)
   (Address of principal executive offices)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (281) 364-0033
                                 ---------------

               SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
THE ACT:
                                                NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                 ON WHICH REGISTERED
             -------------------                ---------------------
                    NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                 ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 25, 1997, the number of outstanding shares of Common Stock was 8,701,885. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates was approximately $44.2 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders (Part III, Items 10-13).

                                TABLE OF CONTENTS

                                     PART I

ITEM  1.       Business......................................................  1
ITEM  2.       Properties.................................................... 19
ITEM  3.       Legal Proceedings............................................. 19
ITEM  4.       Submission of Matters to a Vote of Security Holders........... 19

                                     PART II

ITEM  5.       Market for Registrant's Common Equity and Related
                 Shareholder Matters......................................... 20
ITEM  6.       Selected Financial Data....................................... 20
ITEM  7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................... 22
ITEM  8.       Financial Statements and Supplementary Data................... 29
ITEM  9.       Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure........................ 29

                                    PART III

ITEM 10.       Directors and Executive Officers of the
               Registrant.................................................... 29
ITEM 11.       Executive Compensation........................................ 29
ITEM 12.       Security Ownership of Certain Beneficial
               Owners and Management......................................... 29
ITEM 13.       Certain Relationships and Related
               Transactions.................................................. 29

                                     PART IV

ITEM 14.       Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K....................................... 30

                                     PART I
ITEM 1.  BUSINESS

         Offshore Energy Development Corporation (the "Company" or "OEDC") is an independent energy company that focuses on the acquisition, exploration, development and production of natural gas and on natural gas gathering, processing and marketing activities. The Company's integrated operations are conducted in the Gulf of Mexico, where the Company has interests in 20 lease blocks, all of which are operated by the Company. See "-- Exploration and Development -- Oil and Gas Properties."

         The Company operates the Dauphin Island Gathering System (the "DIGS") and the Main Pass Gas Gathering System ("MPGGS"), which are pipeline systems offshore Alabama and Louisiana. Combined, the systems comprise approximately 150 miles of gas gathering line with a capacity of 650 MMcf/d. The Company owns a 1% general partner interest in the partnership that owns the DIGS and the MPGGS, Dauphin Island Gathering Partners ("DIGP"), and the Company's interest will increase to 11.15% when its partners in DIGP receive a return of their investment plus a 10% rate of return. See "-- Natural Gas Gathering."

         In November 1996, the Company formed a partnership with subsidiaries of MCN Corporation ("MCN") and PanEnergy Corp. ("PanEnergy") for the construction and development of one or more natural gas liquids ("NGL") plants onshore in Alabama. The initial plant is expected to begin operations in the second quarter of 1998 with a capacity of 600 MMcf/d. The Company's interest in this partnership, called Mobile Bay Processing Partners ("MBPP"), is currently 1%, and the Company has acquired from its partners an option to purchase an additional 321/3% interest (currently subject to dilution to 24.3%) in MBPP during the first three years of operation of the initial plant. See "-- Natural Gas Processing."

EXPLORATION AND DEVELOPMENT

         GENERAL

         In its natural gas and oil exploration and development activities, the Company emphasizes several operating strategies. By controlling operations on its properties, the Company attempts to reduce development costs and the time between development expenditures and initial production. By focusing its exploration and development efforts geographically and geologically and employing appropriate technology, the Company attempts to reduce exploration risk. By building strategic alliances, the Company aims to complement the strengths of the major Gulf of Mexico producers with its creativity, focus, flexibility and lower overhead costs. An important component of the Company's development strategy is the development of several proximate blocks in clusters to avoid duplication of expense in production infrastructure. The principal areas in which the Company conducts development activities are the Central Gulf of Mexico offshore Louisiana, including the South Timbalier area, offshore Alabama and Mississippi, including the Mobile and Viosca Knoll areas, and offshore Texas, including the North Padre Island area.

         Certain of the Company's exploration and development activities are conducted through a partnership, South Dauphin II Limited Partnership ("SDPII"), with an affiliate of Enron Capital & Trade Resources Corp. (the "ECT Affiliate"). The Company and the ECT Affiliate formed SDPII to fund a drilling and development program on certain of the Company's properties. Under the terms of the SDPII partnership agreement, the ECT Affiliate receives 85% of the net cash flow from the wells included in the program (provided a minimum payment schedule is met) until it has been repaid all of its original investment plus a 15% pre-tax rate of return ("Payout"). Once Payout has occurred, the ECT Affiliate's interest will decrease to 25%, and the Company's interest will increase to 75%. SDPII has the option to accelerate the ownership change by prepaying the amount necessary to cause Payout to occur plus 10% of the ECT

Affiliate's net investment (funds advanced less distributions received) and five percent of its unfunded commitment. The Company expects to cause SDPII to effect such a prepayment, using proceeds from the Company's initial public offering contributed by the Company to SDPII, once production commences on the wells included in the program.

         OIL AND GAS PROPERTIES

         MOBILE AND VIOSCA KNOLL, OFFSHORE ALABAMA AND MISSISSIPPI

         GENERAL. In 1990, the Company began examining the potential for exploration activity in the Mobile and Viosca Knoll ("VK") areas offshore Alabama and Mississippi. Potential gas reservoirs in this area can be defined geophysically with bright spots and are characterized by productive sands which generally are highly porous and permeable, allowing the potential for high deliverabilities. The total cost of drilling and development in these areas is low in comparison to other offshore developments because of the shallow water and reservoir depths. In addition, the expected finding costs per Mcf are low in these areas compared to other onshore and offshore developments because of the ratio of total drilling and development costs to the expected recoverable reserves. Finally, gas production from these areas historically has been sold at a premium as compared to gas produced from other Gulf Coast and Mid-Continent areas because of the proximity of the Mobile and VK areas to Northeast and Florida gas markets.

         During the 1980s, substantial shallow gas reserves had been drilled in the Mobile and VK areas but none of the reserves had been placed on production because there was no public-access pipeline system to gather the gas to onshore markets. Moreover, fragmented ownership of the reservoirs among multiple producers discouraged development. In light of these factors, the Company decided to acquire significant acreage in the areas and to create a gas gathering system to solve the marketability problem. See " -- Natural Gas Gathering."

         MOBILE 822 CLUSTER. From 1990 through 1993, the Company acquired leaseholds covering about 21,000 acres (five blocks) in state and federal waters offshore Alabama. In 1993 and early 1994, the Company drilled eight wells with 13 completions on these blocks and constructed a four-pile platform in 45 feet of water at Mobile 822 with production and compression facilities to handle up to 50 MMcf/d of gas. Initial production commenced within four months of spudding the first 822 well. The Mobile 822 cluster cost approximately $35 million to develop and produced about $9 million in income before it was sold in 1994 for $50 million. Favorable gas prices and the need for capital to pursue new projects made the sale attractive to the Company. The Company recorded approximately $13.65 million in pre-tax profits from the sale transaction after repaying development financing and dividing the sale proceeds with minority interest owners.

         MOBILE 959/960 CLUSTER. In late 1994, the Company acquired an undivided 50% interest in Mobile 959/960 just east of the Mobile Bay entrance and south of Fort Morgan peninsula. Drilling for production from these blocks was problematic because the seismic data was poor due to unfavorable sea floor conditions and because much of the reserve potential was in the shipping fairways where drilling was prohibited. The Company drilled six highly deviated or horizontal wells to target sands at around 2,000 feet subsea. Four of the wells had bottom hole locations with lateral displacements over three times the vertical depth. The Company constructed a manned, four-pile platform at Mobile 959 in 60 feet of water with 30 MMcf/d in production and compression capacity. The Company constructed a three-pile platform at Mobile 960 and a flowline from the platform to the production platform in Mobile 959. The Company now owns a 100% working interest in the property and is currently producing about six MMcf/d from four wellbores. The Company plans one additional recompletion to access additional proved reserves behind pipe when production from the current producing zone on that well is depleted.

         The Company has acquired ownership percentages (ranging from 15% to 100%) in five blocks offshore Alabama east of Mobile 959/960 and is the operator of all five blocks. The Company believes that all five blocks may be developed utilizing the Mobile 959/960 platforms making use of excessplatform capacity and avoiding an expensive duplication of infrastructure. Four of the blocks (Mobile 830, Pensacola 881, Destin Dome 1 and Destin Dome 2) have proved undeveloped reserves attributable to four wellbores drilled by a former operator of these leases. The Company has commenced the regulatory filings necessary for these activities. The Company has identified a seismic anomaly on the fifth block, VK 38, through use of a regional seismic grid. It has shot its own proprietary seismic survey on this block and is currently evaluating its drilling potential.

         VIOSCA KNOLL. SDPII has interests in four VK leases, on which four wells were drilled during 1996. The Company expects to install a central production facility on these VK leases to commence production during the second quarter of 1997.

         The Company has interests in seven additional lease blocks in the VK area. During 1996, the Company drilled and abandoned a well located at VK 80 which the Company deemed uneconomic. The Company owns one well at VK 117 which was drilled by a prior operator. The Company installed a caisson over the well during the fourth quarter of 1996 and expects to install a flowline and commence production on the well during the second quarter of 1997. The Company also drilled a successful well on VK 35 in early 1997. Production is expected to commence from that well during the second quarter of 1997.

         Once the wells described above have established a stabilized production history, the Company will be better able to assess the shallow potential of the Company's other VK lease blocks.

         The Company acquired VK 24 in 1993 as a producing property. By the summer of 1996, production on this development, located due south of Pascagoula, Mississippi, had declined to less than one MMcf/d with produced water. However, in 1996 the Company evaluated a proprietary high resolution seismic grid over the property and identified an updip proved undeveloped drilling location. During the fourth quarter of 1996, the Company drilled this well from an existing braced caisson, and the well is currently producing at a rate of about
3.5 MMcf/d. In addition, the Company recently signed a farm out agreement to explore a deep objective on VK 24, retaining a 36% interest in the project.

         SOUTH TIMBALIER, OFFSHORE LOUISIANA

         In 1988, the Company led several partners in an acquisition from a subsidiary of Shell Oil Company of a producing property, South Timbalier 162 ("STIM 162"). The property is located about 45 miles offshore due south of New Orleans in approximately 125 feet of water. The Company sold its interest in the platform and the then producing portion of the property in 1990 but retained the right to explore and develop the approximately 4,000 undeveloped acres in the block.

         In 1990, the Company identified and drilled a bright spot on the retained acreage to a total depth of approximately 7,000 feet, encountering two potentially productive horizons. The well, known as the B-6 well, was dually completed as a gas well. The Company constructed and installed an unmanned platform and production facility known as the B Platform and laid a two mile flowline to the nearby interstate pipeline. The original B-6 well ceased production in 1993 due to mechanical problems. In 1996, the Company attempted to repair problems in the lower completion of this well to restore production. These efforts proved unsuccessful, however, and a sidetrack drilled from this wellbore during the first quarter of 1997 was not productive.

         In response to a proposal from the Company, a subsidiary of Amoco Corp. ("Amoco") agreed to make its seismic data available to OEDC in exchange for an option for up to a 25% non-operated participation in any prospects generated by OEDC from that 3-D survey. The Company, using Amoco proprietary 3-D seismic, has identified drilling prospects and drilled and completed two wells on STIM 162 in 1995 and 1996. The first well, known as the B-7 well, was a directional well drilled from the B Platform to a bottom-hole location west of the B-6 well having a total vertical depth of 7,500 feet. The B-7 well commenced production immediately following completion of the well at an initial rate of 10 MMcf/d. The second well, known as the B-8 well, which was contributed by the Company to SDPII, was a directional well drilled from the B Platform to a bottom-hole location east of the B-6 well having a total vertical depth of 7,000 feet. Production from the B-8 well commenced in September 1996 but ceased in February 1997 as a result of excessive water production.

         NORTH PADRE ISLAND, OFFSHORE TEXAS

         In October 1996, the Company acquired a 60.6% working interest in North Padre Island Block A-59, offshore Texas in federal waters for $414,000 plus the assumption of abandonment liability. The block is approximately 50 miles southeast of Corpus Christi, 35 miles offshore. The water depth on the block is approximately 222 feet. Taylor Energy, Inc., the prior operator, and its co-interest owner drilled three wells on the block and constructed a four-pile six slot manned platform and a flowline from the platform to an interstate pipeline at North Padre Island Block A-44 offshore Texas. The wells were drilled through eight potentially productive Miocene sands between 3,500 and 4,500 feet and three deeper Miocene sands at approximately 8,000 feet. The wells produced from the deeper sands, but two of the wells have been shut in because of water encroachment and one produces only negligible volumes. During the second quarter of 1997, the Company intends to drill two new wells in the shallow Miocene sands. The drilling and completion of these wells is subject to all of the risks associated with oil and gas operations, and no assurance may be given that drilling operations will be completed or that the wells will be a commercial success.

         VERMILION

         In March 1997, the Company was high bidder on three tracts in the Vermilion area of the Gulf of Mexico in a federal offshore lease sale. The Company's apparent winning bids were $224,000 for a 50% working interest in Vermilion 236, $2,753,000 for a 100% working interest in Vermilion 253 and $822,000 for a 100% working interest in Vermilion 356. The Company, which would be the operator of all of these tracts, expects to evaluate prospects and drill on these tracts during 1997 and 1998.

         OTHER DRILLING PROSPECTS

         Other potential drilling prospects have been identified on the Company's acreage, including prospects at deeper depths than those at which the Company has historically operated. A detailed analysis of these prospects has not been undertaken, and evaluation of these prospects is in the preliminary stage. The Company will use the results of its planned drilling and development program to assist in the evaluation of these additional prospects. No assurance may be given that the Company ultimately will attempt to drill any of these prospects or, if it does so, that such drilling would be successful.

         AMOCO JOINT VENTURE

         The Company and Amoco have had a joint development arrangement in the Gulf of Mexico since late 1995, and the two companies have recently expanded that relationship. In October 1996, the Company and a subsidiary of Amoco entered into an agreement for the purpose of generating drilling prospects in South Timbalier. Pursuant to the agreement, the Company will be given exclusive access for a one-year term to a proprietary 3-D seismic data base covering approximately 59,000 acres for the purpose of identifying and prioritizing exploitation potential in the area. The Company will, in turn, provide Amoco access to 5,000 acres of 3-D seismic data, subject to restrictions in the Company's license. Costs of drilling and development on existing leases will be shared 75% by the owner of the lease being drilled and 25% by the other party; such costs will be shared equally on newly acquired leases. The Company will generate prospects from the seismic data base and Amoco will either elect or decline to participate in each prospect. If Amoco elects not to participate on acreage that Amoco currently owns, it retains a one-twelfth overriding royalty interest with an option after payout to either increase the overriding royalty interest to one-tenth or convert such interest to a 25% working interest. On all other acreage, an election by Amoco not to participate will result in Amoco having no interest in the prospect. The Company will be the operator of any prospects drilled under this agreement. The agreement would provide the Company with the opportunity to participate in the development of properties that would otherwise be unavailable to it on a cost effective basis. The Company is currently drilling a prospect on acreage owned by Amoco in South Timbalier Block 161. Amoco elected not to participate in the development of this prospect, and the Company therefore currently has a 100% working interest in the prospect. The Company expects production to begin from this prospect during the second quarter of 1997.

         NATURAL GAS RESERVES

         The following table sets forth estimates of the Company's (i) proved natural gas reserves at December 31, 1996, which were prepared by Ryder Scott Company ("Ryder Scott"), independent petroleum engineers, in accordance with regulations promulgated by the Securities and Exchange Commission and (ii) present value of proved reserves of natural gas at December 31, 1996. The price used in the table below was based on the price of natural gas at December 31, 1996, with consideration of price changes only to the extent provided by contractual arrangements in effect as of such date. As of December 31, 1996, the average price of natural gas was $3.55 per Mcfe. Additional information concerning the Company's natural gas reserves is included in the Supplemental Financial Information accompanying the Notes to Consolidated Financial Statements included elsewhere in this report.

                         NATURAL GAS RESERVE INFORMATION

                                                                   AS OF
                                                             DECEMBER 31, 1996
                                                             -----------------
                                                          (DOLLARS IN THOUSANDS)
Net Proved Reserves (MMcfe):
       Developed producing.............................            8,900
       Developed nonproducing..........................           12,544
       Undeveloped.....................................           11,755
                                                                  ------
              Total proved.............................           33,199
                                                                  ======
Present Value of Estimated Future Net Revenue:
       Developed producing.............................           $23,692
       Developed nonproducing..........................            25,828
       Undeveloped.....................................            17,371
                                                                  -------
              Total proved.............................           $66,891
                                                                  =======

Based on information contained in Ryder Scott's report, the Company estimates that if effect is given to the increase in the Company's interest in SDPII, the Company's total proved reserves as of December 31, 1996 would have been 35,901 MMcfe. See "-- Exploration and Development -- General."

         PRODUCTION PRICE AND COST HISTORY

         The following table sets forth the Company's natural gas production, the average sales price, the production (lifting) costs and depletion attributable to the Company's properties during each of the three years ended December 31, 1996.

                               NATURAL GAS PRICES,
                    AVERAGE SALES PRICE AND PRODUCTION COSTS

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                      1994     1995     1996
                                                     ------   ------   -----
Net natural gas production (MMcfe)(1).............   3,686    3,668     4,756
Average sales price (per Mcfe)(2).................   $1.50    $1.68     $2.07
Production (lifting) costs (per Mcfe).............   $0.38    $0.51     $0.41
DD&A (per Mcfe)...................................   $0.57    $1.50     $1.03
------------------
(1) The Company had immaterial amounts of condensate (oil) production during such years.

(2) Prices include the effects of hedging transactions. See Item 7 -- "Management's Discussion and Analysis of
         Financial Condition and Results of Operations -- Hedging Activities."

         Prices for natural gas have historically been subject to substantial seasonal fluctuation as demand for natural gas is generally highest during winter months. Recently, however, demand has been less subject to seasonal fluctuation as a result of the unbundling and open access of transportation and storage.

                  DEVELOPMENT, PRODUCTION AND PRODUCTIVE WELLS

         The following table shows the Company's net productive and dry exploratory and development wells drilled during each of the years in the three-year period ended December 31, 1996:

                                DRILLING ACTIVITY

                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                                1994        1995        1996
                                               ------      ------      -----
Exploratory:
       Net productive wells.............        4.46        3.59        1.72*
       Net dry holes....................        0.80         --         1.00
Development:
       Net productive wells.............         --          --          --
       Net dry holes....................         --          --          --
                                                ----        ----        ---
                                                5.26        3.59        2.72
                                               ======      ======      =====
---------
* If effect is given to the increase in the Company's interest in SDPII, the number of net productive exploration wells drilled by the Company during 1996 would have been 4.59. See "-- Exploration and Development -- General."

         The following table sets forth the Company's ownership interest in leaseholds as of December 31, 1996. The leases in which the Company has an interest are for varying primary terms and many require the payment of delay rentals to continue the primary terms. The leases may be surrendered by the Company at any time by notice to the lessors, by the cessation of production or by failure to make timely payment of delay rentals.

                               LEASEHOLD INTERESTS

                                                     DEVELOPED NONPRODUCING/
                            DEVELOPED PRODUCING             UNDEVELOPED
                           ---------------------    ------------------------
                         GROSS ACRES     NET ACRES    GROSS ACRES     NET ACRES
                         -----------     ---------    -----------     ---------
Offshore Alabama......     11,520          11,520        83,549        47,035*
Offshore Louisiana....      3,984           2,370          --             --
Offshore Mississippi..      5,760           5,760          --             --
Offshore Texas........      5,760           3,485          --             --
       Total..........     27,024          23,135        83,549        47,035*

----------
* If effect is given to the increase in the Company's interest in SDPII, the Company would have had 60,859 net developed nonproducing or undeveloped acres offshore Alabama at December 31, 1996. See "-- Exploration and Development -- General."

         As of December 31, 1996, the Company owned interests in 16 gross (8.23 net) productive gas wells (including producing wells and wells capable of production). One of these wells has multiple completions. If effect is given to the increase in the Company's interest in SDPII, as of December 31, 1996, the Company would have owned interests in 11.1 net productive gas wells.

         OPERATING PROCEDURES AND RISKS

         The Company generally seeks to be named as operator for wells in which it has acquired a significant interest and currently operates 100% of its material holdings. As operator, the Company is able to exercise substantial influence over development and enhancement of a well, and supervises operation and maintenance activities on a day-to-day basis. The Company does not conduct the actual drilling of wells on properties for which it acts as operator. Drilling operations are conducted by independent contractors engaged and supervised by the Company. The Company employs supervisory personnel, but contracts with appropriate outside specialists (such as petroleum geologists, geophysicists, engineers and petrophysicists) who attempt to improve production rates, increase reserves, and/or lower the cost of operating its oil and gas properties. The Company thus hopes to have specialized resources applied to the solution of each nonroutine operation it faces without incurring overhead charges for such services when they are not needed.

         The Company's reliance upon others for drilling, exploration and other services requires that it schedule such activities when these services are available. When drilling activity in the Gulf of Mexico is high, competition for available equipment and personnel increases and may make it more difficult to complete projects in a timely manner. Recently, exploration and development activity has increased in the Gulf of Mexico and has increased the demand for drilling vessels, supply boats and personnel experienced in offshore operations. As a result, the Company has experienced difficulty in obtaining certain services from vendors that are necessary to implement its growth strategy. The inability to obtain required services could adversely affect the Company's ability to complete its scheduled projects in a timely manner.

         The Company's operations are subject to all of the risks normally incident to the exploration for and the production of oil and gas, including blowouts, craterings, explosions, pipe failure, casing collapse, oil spills and fires, each of which could result in severe damage to or destruction of oil and gas wells, production facilities or other property, and personal injuries. In addition, the Company's oil and gas operations are located in an area that is subject to tropical weather disturbances, some of which can be severe enough to cause substantial damage to facilities and possible interruptions in production. The oil and gas exploration business is also subject to environmental hazards, such as oil spills, gas leaks and ruptures and discharges of toxic substances or gases that could expose the Company to substantial liability due to pollution or other environmental damage. The Company maintains comprehensive insurance coverage, including general liability in an amount not less than $35 million, general partner's liability, operator's extra expenses, physical damage on certain assets, employer's liability, automobile, workers' compensation and loss of production income insurance. The Company believes that its insurance is adequate and customary for companies of a similar size engaged in comparable operations, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates considered reasonable. Additionally, as general partner of limited partnerships, and as managing general partner of its general partnerships, the Company is solely responsible for the day-to-day conduct of the partnerships' affairs and accordingly has liability for expenses and liabilities of such partnerships.

         ABANDONMENT COSTS

         The Company establishes reserves, exclusive of salvage value, to provide for the eventual abandonment of its offshore wells and platforms. Historically, the actual cost to the Company of physically abandoning its wells has been largely offset by the proceeds from the sale of the salvaged equipment. There can be no assurance that an active secondary market in used equipment will continue to exist at the time that properties are abandoned, or that the regulatory and other costs of abandoning offshore properties will not increase. See Note 1 of Notes to Consolidated Financial Statements.

         The Company carries a $3 million area-wide abandonment bond with the Minerals Management Service (the "MMS"), which is secured by restricted cash balances on deposit at a commercial bank. The sum on deposit was $1.4 million at December 31, 1996 and will increase over time to $3 million. Bond premiums decline as the amount of the security deposit increases, and the Company receives all interest earned on the security deposit. The MMS is empowered to require supplemental abandonment bonds under appropriate circumstances. Although the cost to the Company of these supplemental bonds to date has not been material, no assurance may be given that the amounts thereof will not increase, or that the availability thereof will not be restricted.

         MARKETING

         The Company's natural gas is transported through gas pipelines that are not owned by the Company. Capacity on such pipelines is occasionally limited and at times unavailable due to repairs or improvements being made to such facilities or due to such capacity being utilized by other gas shippers with priority agreements. Although the Company has not experienced any inability to market its natural gas, if pipeline capacity is restricted or is unavailable, the Company's cash flow from the affected properties could be adversely affected.

         Substantially all of the Company's natural gas is sold at current market prices, under short term contracts (one year or less) providing for variable or market sensitive prices. Sales to Enron Capital & Trade Resources Corp. ("ECT") accounted for approximately 54% of revenue in 1996. However, due to the availability of other markets, the Company does not believe that the loss of ECT or any other single customer would adversely affect the Company's results of operations. The Company utilizes forward sales contracts and commodity swaps to achieve more predictable cash flow and to reduce its exposure to fluctuations in gas prices. See Item 7 -- "Management's Discussion of Financial Condition and Results of Operations -- Hedging Activities." The Company accounts for its commodity swaps as hedging activities and, accordingly, the effects thereof are included in oil and gas revenue for the period production was hedged.

         The income generated by the Company's operations is highly dependent upon the prices of, and demand for, oil and natural gas. The price received by the Company for its oil and natural gas production depends on numerous factors beyond the Company's control.

         The Company sells its gas from the Mobile and Viosca Knoll areas pursuant to a long term sales contract with ECT coterminous with the life of the reserves, subject to earlier termination by the Company in certain events. The price of gas sold pursuant to this contract is market sensitive and is considered favorable by the Company. The Mobile outlet for the Company's gas is downstream of the Louisiana pipeline bottlenecks and is close to locations where gas is sold for delivery to major East Coast gas consumers. Although the net-back price historically received by the Company for its gas production has been less than the Henry Hub price due to gathering and transportation charges, such price historically has been higher than prices received by other Gulf Coast and Mid-Continent producers. As the market for natural gas changes, no assurance may be given that this premium will continue to be available.

         COMPETITION

         The oil and gas industry is highly competitive in all its phases. The Company encounters strong competition from many other oil and gas producers in the acquisition of economically desirable producing properties and exploratory drilling prospects, and in obtaining equipment and labor to operate and maintain its properties. Many of the Company's competitors are large well-established companies with substantially larger operating staffs and greater capital resources than the Company. Such competitors may be able to pay more for productive oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. The Company's ability to acquire additional properties and to discover reserves in the future will depend upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

         TITLE TO PROPERTIES

         The Company has obtained title opinions on substantially all of its producing properties and believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. Substantially all of the Company's producing properties are subject to a lien in favor of Union Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The title investigation performed by the Company prior to acquiring undeveloped properties is thorough but less rigorous than that conducted prior to drilling, consistent with industry standards. The MMS must approve all transfers of record title or operating rights on its respective leases. The MMS approval process can in some cases delay the requested transfer for a significant period of time.

NATURAL GAS GATHERING

         OVERVIEW

         In 1990, the Company recognized the potential for development of an independent gas gathering system to serve the rapidly developing offshore Alabama area in which significant reserves of natural gas had been discovered in the shallow Miocene and deep Norphlet formations. The Company believed that these reserves would become available for commitment to a gathering system, but Federal Energy Regulatory Commission ("FERC") regulatory issues, perceived environmental problems and high capital costs had discouraged others from the development of a system through Mobile Bay. Obtaining the commitment of a volume of reserves sufficient to support the cost of constructing and operating the gathering system was key to its development, and the Company believed that the commitment could be obtained sequentially to support the incremental construction of the gathering system. The Company identified gas reserves located near the central and western end of Dauphin Island, the barrier island south of Mobile, Alabama, which would support this incremental development. Because these reserves were located both north and south of the island, gathering the gas south of the island required a horizontal boring under the island 4,000 feet long. In 1991, the Company executed a construction agreement with a subsidiary of British Petroleum to connect its field south of the Company's Mobile 90 field with a gathering line owned by Atlantic Richfield Company north of Dauphin Island. To accommodate future development, the Company installed three 12" lines under the island (one to service initial needs and two for system expansion). Despite the perceived engineering uncertainty associated with a water-to-water boring of the required length, the first stage of the DIGS was completed before the end of 1991.

         In 1993, the Company and a non-regulated Enron subsidiary formed DIGP to construct and operate a 20" pipeline to directly connect the DIGS to the interstate pipeline transportation network and enable the full utilization of the three 12" pipes under the island. This segment was completed in May 1993, creating direct outlets to the Transcontinental Gas Pipe Line Corporation ("Transco") and Koch Gateway Pipeline Company interstate pipeline systems. In 1994, Florida Gas Transmission Company sponsored an expansion of the Mobile segment of the Transco pipeline in exchange for capacity ownership therein, establishing a direct interconnect with the Florida Gas system. DIGP added Tenneco Gas Inc. as a partner in 1994 and expanded the system to connect numerous newly developing supply sources in the Mobile and Viosca Knoll offshore areas. This construction activity brought the DIGS to its current 95 mile, "inverted Y" configuration, consisting of 20", 12" and 8" pipe. In early 1996, a nonregulated subsidiary of MCN purchased a 99% interest in DIGP, buying out the interests of Tenneco and Enron and all but a one percent general partnership interest held by the Company. In mid-1996, MCN sold a 40% interest in the partnership to a nonregulated subsidiary of PanEnergy.

         On December 31, 1996, DIGP merged with Main Pass Gas Gathering Company ("MPGGC"), which owned the MPGGS. DIGP was the surviving entity of the merger, and the former partners of MPGGC, subsidiaries of PanEnergy, Coastal Corp. and CNG Energy Services Corporation, were admitted as partners in DIGP. The MPGGS is located in the Main Pass Area East, offshore Louisiana, and the southern Viosca Knoll Area, offshore Alabama, and consists of approximately 57 miles of pipeline designed to gather approximately 300 MMcf/d.

         CURRENT OPERATIONS

         The partners in DIGP have retained the Company to manage and operate the DIGS and the MPGGS. The Company is responsible for all commercial activities, as well as all supervisory, administrative, technical, maintenance, and gas control services necessary to the operation of the DIGS and the MPGGS with the exception of certain financial functions, which are performed by MCN. For performing these services, the Company is paid a monthly management fee of $62,500, which represents an increase of $7,500 which became effective upon consummation of the merger with MPGGC. The Company's partnership interest will increase from 1% to 11.15% when the Company's DIGP partners receive the return of their investment plus a 10% rate of return ("DIGP Payout"), subject to reduction, however, if the Company does not exercise the option to increase its interest in MBPP. See "-- Natural Gas Processing." The increase in the Company's interest in DIGP, which in the absence of a refinancing transaction the Company does not expect to occur prior to 2001, would result in a commensurate increase in the Company's share of the results of operations of DIGP. No assurance may be given, however, that DIGP Payout will occur. The DIGP partnership agreement provides that the Company may be removed as manager of the DIGS at any time for gross negligence or willful misconduct that results in material economic loss to DIGP, at any time after February 28, 2001 for failure to operate the DIGS in accordance with sound and prudent practices in the pipeline industry, or without cause following the earlier to occur of DIGP Payout or February 28, 2003.

         The DIGS and the MPGGS have a current estimated combined throughput capacity of up to 650 MMcf/d, depending on where gas enters the systems, which could be expanded with looping and onshore compression. At December 31, 1996, the DIGS and the MPGGS were gathering between 300 and 350 MMcf/d. Although no assurances may be given, the Company believes that additional volumes expected to be contributed to the system, when combined with new production from the proposed southern extension of the DIGS, will have the system operating at a level approaching its current capacity by early 1998.

         Customers on the DIGS and MPGGS currently include Chevron U.S.A. Inc., Union Oil Company of California, Shell Offshore, Inc., Bechtel Energy Partners, Ltd., SCANA Hydrocarbons, Inc., Chieftain International (U.S.) Inc., Santa Fe Energy Resources, Inc., Legacy Resources Company, Excel Resources, Inc., EOG, Coastal Oil & Gas Corporation, CNG Producing Company, Elf Acquitane Oil Program, Inc., Oryx Gas Marketing Limited Partnership, Piquant, Inc. and the Company. Most commitments of gas are reserve life commitments with minimum monthly production requirements. Several of the contracts are term contracts with guaranteed payments on throughput volumes. Since the contracts permit producers to shut in production due to market conditions in only very limited circumstances, the Company expects the cash flow of the system to be consistent and relatively predictable.

         Field operations are handled from a DIGP field office in Coden, Alabama. DIGP employees at that location monitor the system, calibrate offshore sales meters monthly and perform light maintenance and repair tasks. The sales meters are linked by satellite communications to DIGP's home office in The Woodlands, Texas, where they are continuously monitored as part of the gas control function.

         The Company is responsible for the design and implementation of all new construction on the DIGS and MPGGS. Design activity and field supervision has historically been performed by independent engineering and consulting firms, subject to supervision by Company personnel. The Company will be paid a construction supervision fee of one-half of one percent of all new construction costs.

         EXTENSIONS AND EXPANSIONS

         The partners in DIGP have approved expansion plans to construct approximately 78 miles of 24-inch diameter gas gathering line, which will provide an additional 500 MMcf/d of capacity for a total combined capacity of the DIGS and the MPGGS of approximately 1,150 MMcf/d. The expansion also will provide a separate system for delivering wet gas (I.E., including gas liquids) onshore to the NGL processing plant initially planned to be constructed by MBPP. The expansion will be installed in two phases. The initial phase of the expansion is expected to enable the utilization of approximately 200 MMcf/d of unused capacity by the end of the third quarter of 1997. The second phase, which will add approximately 500 MMcf/d of capacity, is expected to be completed during the winter of 1997-98.

         On November 22, 1996, DIGP filed a petition with the FERC for a Declaratory Order Disclaiming Jurisdiction (PDO) over the expansion (Docket No. CP97-119-000). The PDO has not yet been set on the FERC agenda for hearing. Accordingly, in order to expedite construction of the first phase of the expansion in the time-frame of producer commitments to the expansion, on March 17, 1997, DIGP filed (without prejudice to the pending PDO) a Conditional Application with the FERC for a Certificate of Public Convenience and Necessity, Blanket Transportation and Construction Certificates, Temporary Authority to Transport Gas Through an Existing Gathering Line, Authorization to Charge Negotiated Rates and Expedited Treatment (Docket No. CP97-___-000). DIGP anticipates commencing construction of the expansion in July, 1997 and completion thereof by October 1, 1997. DIGP has received subscriptions for firm capacity service in the expansion in excess of 110,000 MMbtu/d. An Open-Season for excess capacity will be conducted within the next two months for prospective shippers to obtain firm capacity on a first-come, first-served basis.

         DIGP has the right of first refusal to gather one company's gas production from its discoveries in the offshore Destin area. These volumes are tentatively scheduled to come to market in the year 2000. Public data would indicate that there is the potential for substantial natural gas production from this area. DIGP will be evaluating the feasibility of an eastward expansion to collect this gas over the next two to three years. No assurance may be given that this project will be undertaken or successfully completed.

         COMPETITION

         The gas gathering industry is highly competitive in all its phases. The Company encounters strong competition from many other gas pipelines, both regulated and nonregulated, in acquiring gathering commitments. Many of these competitors possess substantial financial resources and may be able to offer gathering services for productive oil and natural gas properties at prices DIGP would consider noncommercial. Because the volumes controlled by individual producers may be substantial, they have the ability to stimulate the competitive process by attempting to induce pipeline companies to build systems in direct competition to the DIGS and the MPGGS. This is particularly true in the Main Pass area, which has significant uncommitted reserves and is in reasonable reach of expansion for several large pipeline companies.

         The Company believes, however, that the location of the DIGS outlet to the interstate grid downstream of existing pipeline bottlenecks in Louisiana gives the Company a competitive advantage. The Mobile Bay delivery point is geographically the closest of any major Gulf Coast gas producing area to locations where gas is sold for delivery to major East Coast markets, resulting in higher net back prices. During peak demand times in the past, Mobile prices have been at a significant premium to those in other domestic producing regions. No assurance may be given that such positive differentials will continue in the future. In addition, Mobile area gas has not been curtailed during periods when the upstream infrastructure in Texas and Louisiana experiences capacity constraints due to excessive demand. Several of DIGP's competitors route their offshore gas to the Mississippi River delta area of Louisiana, where market prices and reliability are less favorable.

NATURAL GAS PROCESSING

         In November 1996, the Company and subsidiaries of MCN and PanEnergy formed MBPP for the purpose of constructing, owning and operating, or providing financing for one or more natural gas processing facilities onshore in Mobile County, Alabama. Such a facility would extract condensate and natural gas liquids from natural gas prior to delivery of natural gas to the interstate pipeline system. Much of the natural gas produced in the Mobile, Viosca Knoll and Main Pass areas of the Gulf of Mexico has a high gas liquids content. Because no gas processing facility is currently available in southern Alabama to process the Mobile, Viosca Knoll and Main Pass gas, producers effectively lose the potential additional value associated with the liquefiable hydrocarbons in their natural gas production. Construction of a plant in this area would enable producers to achieve a higher total price for the sale of their gas and would make attachment to the DIGS more desirable because the DIGS would be the only gathering system that delivers gas in proximity to a processing plant in this area. PanEnergy is the managing partner of MBPP and will manage the construction and operation of MBPP's projects.

         Currently, MBPP plans to construct in stages a plant that will have an initial capacity of 600 MMcf/d, with capacity being increased in increments of 300 MMcf/d as warranted by demand. Preliminary estimates by the Company are that this will be a $60 million construction project. The Company expects the plant to be operational in the second quarter of 1998, and the Company and its partners continue to evaluate design, construction and market information for the plant. No assurance may be given, however, that the plant will be constructed or that, if constructed, it will be completed within the estimated cost or on the anticipated schedule.

         MBPP is now owned 49.5% by each of MCN and PanEnergy and 1% by the Company. The Company has acquired for $200,000 an option to buy an additional 321/3% (currently subject to dilution to 24.3%) of the interest in MBPP, exercisable until the third anniversary of the commencement of commercial operations at MBPP's initial processing facility. The exercise price for the Company's option is calculated by multiplying (a) the product of (i) the "Processing Facilities Value" and (ii) 322/3% of the interests of MCN and PanEnergy (and in certain cases their assignees) in MBPP by (b) the "Payment Factor," and then subtracting $200,000 from such total amount. "Processing Facilities Value" means (1) with respect to any processing facility completed as of the closing of the exercise of the option, the depreciated book value as of such date, as determined in accordance with generally accepted accounting principles and using 25-year straight line depreciation, of such facility and
(2) with respect to any facility not completed as of such date, the allowance for funds used during construction for such facility as of such date, as determined in accordance with generally accepted accounting principles. The "Payment Factor" is initially 100% and increases by 3% upon the commencement of commercial operations at MBPP's initial processing facility and thereafter by 3% after each three-month period during the term of the option. The interest in MBPP that the Company's option entitles it to buy would be diluted if MBPP admitted an additional partner that was either an assignee of a proportionate interest from all of the partners or whose admittance otherwise resulted in a proportionate decrease in each partner's interest.

         The Company most likely will need to obtain financing in order to exercise the option to increase its interest, and, although the Company anticipates that such financing will be available, no assurance may be given in this regard. If the Company does not exercise the option to acquire the additional partnership interest, the Company will be required to assign to each of MCN and PanEnergy a .726% interest in DIGP out of the increased interest in DIGP that the Company may earn pursuant to the DIGP partnership agreement upon DIGP Payout.

         The partnership agreement for MBPP provides that any partner who desires to participate in the construction, ownership, operation or financing of a gas processing plant in Mobile County must offer the other partners a right of first refusal to participate in the project. In addition, the Company, MCN and PanEnergy have entered into an Area of Mutual Interest Agreement pursuant to which any party that desires to construct, own and operate or provide financing for (a) any gas processing plant in Jackson or Harrison Counties, Mississippi, Baldwin County, Alabama or Escambia County, Florida or (b) a power plant located in Mobile County, Alabama for the generation of power to the initial processing plant constructed by MBPP must offer the other parties a right of first refusal to participate in the project. The Company's right to participate would be 20% in any such power plant and 331/3% (currently subject to dilution to 24.3%) in any such processing plant, except that the Company's right to participate in a processing plant at any time after the exercise or termination of the Company's option described above will be equal to the Company's interest in MBPP.

OTHER FACILITIES

         The Company currently leases approximately 8,433 square feet of office space in The Woodlands, Texas, where its administrative offices are located. DIGP owns a field office in Coden, Alabama.

EMPLOYEES

         As of December 31, 1996, the Company had 18 employees, none of whom were represented by any labor union. The Company also utilizes the services of independent contractors to perform various field and other services.
The Company considers its relations with its personnel to be satisfactory.

GOVERNMENT REGULATION

         GENERAL

         Domestic development, production and sale of oil and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Numerous departments and agencies, both federal and state, have issued rules and regulations applicable to the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for the failure to comply. The regulatory burden on the natural gas and oil industry increases the Company's cost of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently expanded, amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

         REGULATION OF NATURAL GAS AND OIL EXPLORATION AND PRODUCTION

         Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. Exploration and development operations are also subject to various conservation laws and regulations that regulate the size of drilling and spacing units or proration units and the density of wells which may be drilled and unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from natural gas and oil wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of natural gas and oil that may be produced and to limit the number of wells or the locations at which drilling operations may be conducted.

         NATURAL GAS MARKETING, GATHERING AND TRANSPORTATION

         Federal legislation and regulatory controls in the United States have historically affected the price of the natural gas produced by the Company and the manner in which such production is marketed. The transportation and sale for resale of natural gas in interstate commerce are regulated by the FERC pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). The maximum selling prices of natural gas were formerly established pursuant to regulation. However, on July 26, 1989, the Natural Gas Wellhead Decontrol Act of 1989 ("Decontrol Act") was enacted, which terminated wellhead price controls on all domestic natural gas on January 1, 1993 and amended the NGPA to remove completely by January 1, 1993 price and nonprice controls for all "first sales" of natural gas, which will include all sales by the Company of its own production. Consequently, sales of the Company's natural gas currently may be made at market prices, subject to applicable contract provisions. The FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act.

         The FERC also regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such natural gas. Since the latter part of 1985, the FERC has endeavored to make interstate natural gas transportation more accessible to gas buyers and sellers on an open and nondiscriminatory basis. The FERC's efforts have significantly altered the marketing and pricing of natural gas. Commencing in April 1992, the FERC issued Order Nos. 636, 636-A and 636-B (collectively, "Order No. 636"), which, among other things, require interstate pipelines to "restructure" their services to provide transportation separate or "unbundled" from the pipelines' sales of gas. Also, Order No. 636 requires interstate pipelines to provide open-access transportation on a basis that is equal for all gas supplies. Order No. 636 has been implemented through decisions and negotiated settlements in individual pipeline services restructuring proceedings. In many instances, the result of Order No. 636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. The FERC has issued final orders in virtually all pipeline restructuring proceedings, and has now commenced a series of one year reviews to determine whether refinements are required regarding the implementation by individual pipelines of Order No. 636. In July 1996, the United States Court of Appeals for the District of Columbia Circuit largely upheld Order No. 636.

         The DIGS and the MPGGS have been operated as gas gatherers exempt from the FERC's jurisdiction under the NGA. In February 1996, the FERC issued a Statement of Policy concerning gas gathering on the Outer Continental Shelf (the "OCS"). The FERC reaffirmed its so-called "modified primary function" test as appropriate to determine whether a gas pipeline operating on the OCS is subject to its jurisdiction as an interstate transporter or exempt from its jurisdiction as a gatherer. The modified primary function test examines several criteria, including (1) the length and diameter of the pipeline; (2) the location of wells along all or part of the pipeline system; (3) the location of compressors and processing plants on the system; (4) the extension of the pipeline beyond the central point in the field, (5) the pipeline's geographic configuration; and (6) the operating pressure of the line. Other factors (e.g., the business of the pipeline's owners) may also be examined. In its Statement of Policy, FERC stated for the first time it would presume that pipeline operations in OCS water depths of 200 meters or greater were exempt gathering facilities, up to the point of potential connection with an interstate pipeline.

         The DIGS and the MPGGS are subject to regulation of their gathering operations under the Outer Continental Shelf Lands Act (the "OCSLA"). This statute requires the DIGS and the MPGGS, among other things, to provide OCS gas producers with open and non-discriminatory access to its gathering system and to charge non-discriminatory rates. The Company believes that the DIGS and the MPGGS, as they currently exist and after giving effect to the planned extension and expansion of the DIGS, meet the criteria of the modified primary function test and are exempt from FERC jurisdiction under the NGA. In November 1996, DIGP sought a formal declaration from the FERC confirming its status as an exempt gatherer. However, the FERC has not acted on DIGP's request, and no assurance may be given that the FERC will concur with the Company's view. A determination that the DIGS and the MPGGS are subject to FERC jurisdiction would require that the systems comply with FERC regulation. In addition, in order to facilitate completion of the initial phase of the planned expansion of the DIGS during 1997, in March 1997 DIGP filed with the FERC an application for authorization to construct the proposed expansion. The Company does not believe a determination that the DIGS, the MPGGS or the proposed expansion of the DIGS is subject to FERC jurisdiction would have a material adverse effect on the Company's operations. See "-- Natural Gas Gathering -- Extensions and Expansions."

         Although Order No. 636 does not regulate natural gas production operations, and the Company believes Order No. 636 is not applicable to DIGP's gathering operations, the FERC has stated that Order No. 636 is intended to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company and its natural gas marketing efforts. Although Order No. 636 could provide the Company with additional market access and more fairly applied transportation services rates, terms and conditions, it could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. The Company does not believe, however, that it will be affected by any action taken with respect to Order No. 636 materially differently than other natural gas producers and marketers with which it competes.

         The FERC has recently announced its intention to reexamine certain of its transportation-related policies, including the appropriate manner for setting rates for new interstate pipeline construction, the manner in which interstate pipeline shippers may release interstate pipeline capacity under Order No. 636 for resale in the secondary market, and the use of negotiated and market-based rates and terms and conditions for interstate gas transmission. While any resulting FERC action would affect the Company only indirectly, the FERC's stated intention is to further enhance competition in natural gas markets.

         Much of the Company's gas production is gathered by DIGP. To the extent FERC regulation results in a gathering rate reduction on the DIGS and the MPGGS, the Company could benefit from a reduction of the gathering rates for its production. The benefits to the Company of any such reduction could mitigate any loss suffered by the Company as a result of FERC jurisdiction of the DIGS and the MPGGS.

         Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Company cannot predict when or if any such proposals might become effective, or their effect, if any, on the operations of the Company or DIGP. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely into the future.

         OFFSHORE LEASING

         The Company conducts certain operations on federal oil and gas leases, which the MMS administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA, which are subject to change by the MMS. For offshore operations, lessees must obtain MMS approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications, and has recently proposed additional safety-related regulations concerning the design and operating procedures for OCS production platforms and pipelines. The MMS also has issued regulations restricting the flaring or venting of natural gas, and has recently proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that the Company will be able to obtain bonds or other surety in all cases. See "-- Environmental Matters."

         OIL SALES AND TRANSPORTATION RATES

         Sales of crude oil, condensate and gas liquids by the Company are not regulated and are made at market prices. The price the Company receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which would generally index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting crude oil, liquids and condensate by pipeline. These regulations are subject to pending petitions for judicial review. The Company is not able to predict with certainty what effect, if any, these regulations will have on it, but other factors being equal, the regulations may tend to increase transportation costs or reduce wellhead prices for such commodities.

         SAFETY REGULATION

         The Company's gathering operations are subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement, and management of facilities. Pipeline safety issues have recently been the subject of increasing focus in various political and administrative arenas at both the state and federal levels. In addition, the major federal pipeline safety law is subject to change this year as it is considered for reauthorization by Congress. For example, federal legislation addressing pipeline safety issues has been introduced, which, if enacted, would establish a federal "one call" notification system. Additional pending legislation would, among other things, increase the frequency with which certain pipelines must be inspected, as well as increase potential civil and criminal penalties for violations of pipeline safety requirements. The Company believes its operations, to the extent they may be subject to current gas pipeline safety requirements, comply in all material respects with such requirements. The Company cannot predict what effect, if any, the adoption of this or other additional pipeline safety legislation might have on its operations, but the industry could be required to incur additional capital expenditures and increased costs depending upon future legislative and regulatory changes.

         ENVIRONMENTAL MATTERS

         The Company's oil and natural gas exploration, development, production and pipeline gathering operations are subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments, such as the Environmental Protection Agency ("EPA"), issue regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and criminal penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and pipeline gathering activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas, require some form of remedial action to prevent pollution from former operations, such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Company's operations. In addition, these laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist. The regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects its profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect OEDC's operations and financial position, as well as the oil and gas industry in general. While management believes that OEDC is in substantial compliance with current applicable environmental laws and regulations and the Company has not experienced any material adverse effect from compliance with these environmental requirements, there is no assurance that this will continue in the future.

         The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. Furthermore, although petroleum, including crude oil and natural gas, is exempt from CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as "hazardous substances" under CERCLA and thus such wastes may become subject to liability and regulation under CERCLA. State initiatives to further regulate the disposal of oil and natural gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company.

         The Oil Pollution Act ("OPA") currently requires persons responsible for "offshore facilities" to establish $150 million in financial responsibility to cover environmental cleanup and restoration costs likely to be incurred in connection with an oil spill in the waters of the United States. On September 10, 1996 Congress passed legislation that would lower the financial responsibility requirement under OPA to $35 million, subject to increase to $150 million if a formal risk assessment indicates the increase is warranted. The Company cannot predict whether the President will sign this legislation. The impact of any legislation is not expected to be any more burdensome to the Company than it will be to other similarly situated companies involved in oil and gas exploration and production.

         OPA imposes a variety of additional requirements on "responsible parties" for vessels or oil and gas facilities related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The "responsible parties" include the owner or operator of an onshore facility, pipeline, or vessel or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill is caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If a party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. OPA establishes a liability limit for offshore facilities (including pipelines) of all removal costs plus $75 million. Few defenses exist to the liability for oil spills imposed by OPA. OPA also imposes other requirements on facility operators, such as the preparation of an oil spill contingency plan. Failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement actions.

         In addition, the OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating in the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, pipelines, vehicles and structures. Violations of lease conditions or regulations issued pursuant to OCSLA can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or private prosecution.

         The Federal Water Pollution Control Act ("FWPCA") imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the OPA, may impose substantial potential liability for the costs of removal, remediation and damages. State water discharge regulations and the federal (NPDES) permits prohibit or are expected to prohibit within the next year the discharge of produced water and sand, and some other substances related to the oil and gas industry, into coastal waters. Although the costs to comply with zero discharge mandates under federal or state law may be significant, the entire industry will experience similar costs and the Company believes that these costs will not have a material adverse impact on the Company's financial conditions and operations. Some oil and gas exploration and production facilities are required to obtain permits for their storm water discharges. Costs may be incurred in connection with treatment of wastewater or developing storm water pollution prevention plans.

         The Resource Conservation and Recovery Act ("RCRA"), as amended, generally does not regulate most wastes generated by the exploration and production of oil and gas. RCRA specifically excludes from the definition of hazardous waste "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy." However, these wastes may be regulated by EPA or state agencies as solid waste. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils, may be regulated as hazardous waste. Pipelines used to transfer oil and gas may also generate some hazardous wastes. Although the costs of managing solid and hazardous waste may be significant, the Company does not expect to experience more burdensome costs than similarly situated companies involved in oil and gas exploration and production.

         The Clean Air Act Amendments of 1990 required the EPA to promulgate regulations for the control of air pollution from certain OCS sources. Those regulations impose requirements on operators of affected OCS facilities, including the possible need to obtain operating permits. Monitoring, reporting, notification, inspections, compliance requirements, and other provisions may also apply to OCS facilities. Failure to comply with these regulations will subject a facility to civil or criminal enforcement actions.

ITEM 2.  PROPERTIES

         Certain of the information included in Item 1 -- "Business" is incorporated in response to this item.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant in a suit styled H.E. (GENE) HOLDER, JR. AND DAN H. MONTGOMERY V. OFFSHORE ENERGY DEVELOPMENT CORPORATION, which was filed in 1995 alleging that the idea, design, and location of the DIGS as an intrastate gas gatherer regulated by the Federal Energy Regulatory Commission under Section 311 of the Natural Gas Policy Act of 1978 was a confidential trade secret owned by the plaintiffs which had been revealed to the Company during confidential discussions in furtherance of a proposed joint venture. The plaintiffs further alleged that the Company made misrepresentations regarding its intention to form a joint venture with the plaintiffs in order to obtain the confidential information and to induce the plaintiffs into executing a confidentiality agreement which thereafter prevented the plaintiffs from further pursuing the project independently. The plaintiffs also alleged that the Company orally agreed to form a joint venture and that the Company breached its fiduciary duties to the plaintiffs. As a consequence, the plaintiffs alleged "millions of dollars in profits" as actual damages and also sought the award of unspecified punitive damages, attorneys' fees, pre- and post-judgment interest and costs of suit.

         On March 10, 1997, OEDC filed a motion for summary judgment as to all of the plaintiffs' claims. Subsequently, the plaintiffs amended their petition, dropping their claims of misrepresentation and conversion of trade secrets and adding a claim of alleged fraudulent inducement to execute a covenant not to compete. Further, the plaintiffs specified that they seek $6.5 million in actual damages and punitive damages of five times the amount of actual damages. OEDC denies the plaintiffs' claims. Oral argument on OEDC's motion for summary judgment will be heard in May 1997, and trial is set for September 29, 1997. Although a decision adverse to the Company in this litigation could have a material adverse effect on the Company's financial condition and results of operation, the Company does not believe that the final resolution of this case will result in a material liability to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Since November 1, 1996, the Company's Common Stock has been listed on the Nasdaq National Market (the "Nasdaq") under the symbol "OEDC." From November 1, 1996 through December 31, 1996, the high and low sale prices for the Common Stock on the Nasdaq were $165/8 and $13, respectively. There were approximately 75 record holders of Common Stock as of March 25, 1997.

         The Company has not paid any cash dividends on the Common Stock in the past and anticipates that, for the future, it will use its capital for the operation and expansion of its business rather than the payment of dividends. The loan agreement relating to the Company's revolving credit facility with Union Bank of California, N.A. contains a covenant prohibiting the payment of dividends on the Common Stock without the bank's prior consent. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Credit Facility."

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated historical financial data for the Company as of and for each of the periods indicated. The financial data are derived from the audited financial statements of the Company. Prior to August 31, 1992, the financial data reflect the operations of Offshore Energy Development Corporation, a Texas corporation, a predecessor of the Company. From August 31, 1992 through November 6, 1996, the financial data reflects the consolidated operations of OEDC Partners, L.P. and OEDC, Inc., predecessors of the Company. The following data should be read in conjunction with Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a discussion of the acquisition or sales of oil and gas producing properties and investments in partnerships and other factors materially affecting the comparability of the information presented, and the Company's consolidated financial statements and notes thereto included elsewhere herein.

                                                                 YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------
                                                    1992        1993       1994        1995        1996
                                                    ----        ----       ----        ----        ----
                                                                    (in thousands, except per share amounts)
Statement of Operations Data:
Income:
     Exploration and production.............     $ 2,116     $ 1,744    $ 5,513     $ 6,169     $ 9,835
     Pipeline operating and marketing.......         886         358        358         166       1,014
     Equity in earnings (loss) of
        equity investments..................        -           (255)        (3)        497          53
     Gain on sales of oil and gas
        properties or partnership
        investments, net....................        -           -        13,655        -         10,661
                                                 -------     -------     ------      ------      ------
             Total income...................       3,002       1,847     19,523       6,832      21,563
                                                 -------     -------     ------      ------      ------
Expense:
     Operations and maintenance.............         745         570      1,410       2,210       1,972
     Exploration charges....................          36          32      2,231         405       2,297
     Depreciation, depletion and
        amortization........................       1,941         355      2,112       5,501       4,898
     Abandonment expense....................        -             59      2,735          84       1,301
     General and administrative.............         785       1,725      2,359       2,192       2,325
                                                 -------     -------     ------      ------      ------
             Total expense..................       3,507       2,741     10,847      10,392      12,793
                                                 -------     -------     ------      ------      ------
Earning (loss) before interest and taxes....        (505)       (894)     8,676      (3,560)      8,770

Interest income (expense) and other:
     Interest expense.......................        (975)       (228)      (590)     (1,651)       (783)
     Preferential payments by subsidiaries..        -           -        (1,431)        -           -
     Interest income and other..............         (63)       (226)       317         123         (94)
                                                 -------     -------     ------      ------      ------
             Total interest income
               (expense) and other..........      (1,038)       (454)    (1,704)     (1,528)       (877)
                                                 -------     -------     ------      ------      ------
Income (loss) before income taxes...........      (1,543)     (1,348)     6,972      (5,088)      7,893

Income tax benefit (expense)................        -           -           (27)         21      (1,443)
                                                 -------     -------     ------      ------      ------
Net income (loss)...........................      (1,543)     (1,348)     6,945      (5,067)      6,450

Preference unit payments and accretion
     of discount............................        -           (731)      (585)     (1,142)     (2,617)
                                                 -------     -------     ------      ------      ------
Income (loss) available to common
     unitholders and stockholders...........    $ (1,543)    $(2,079)    $6,360     $(6,209)     $3,833
                                                ========     =======     ======     =======      ======
Net income (loss) per common share .........    $  (0.31)(a) $ (0.41)(a) $ 1.26(a)  $ (1.23)(a)  $ 0.68

------------
(a) OEDC became a publicly held entity in November 1996. See "Notes to Consolidated Financial Statements -- Note 1 -- General Information and Summary of Significant Accounting Policies."

                                                                  AS OF DECEMBER 31,
                                                    ---------------------------------------------------
                                                    1992        1993       1994        1995        1996
                                                    ----        ----       ----        ----        ----
                                                                            (in thousands)
Balance Sheet Data:
     Property, plant and equipment, net.....    $ 14,146    $ 23,626  $   9,599    $ 20,108    $ 25,703
     Total assets...........................      16,828      30,952     20,035      25,170      50,941
     Total long term debt (less
        current portion)....................        -         20,238      5,969        -           -
     Capital lease payable-noncurrent.......        -            474        309         832         462
     Redeemable preference units,
        net of discount.....................       6,500       6,500      6,500      10,294        -
     Stockholders' equity (deficit).........         971     (1,091)      2,192     (2,117)      41,571

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere herein.

OVERVIEW

         The financial statements presented for periods prior to November 7, 1996 represent the consolidated financial statements of OEDC, Inc. and OEDC Partners, L.P, the Company's predecessors. The Company was formed for the purpose of becoming the holding company for OEDC, Inc. and OEDC Partners, L.P. pursuant to the terms of an Agreement and Plan of Reorganization dated August 30, 1996 (the "Combination"). Under the terms of the Combination, which was consummated on November 6, 1996, the Company (i) acquired all of the outstanding capital stock of OEDC, Inc. which was previously owned by certain members of Company management (including their families) and by Natural Gas Partners, L.P. ("NGP"), (ii) acquired by merger 50% of the common limited partnership units of OEDC Partners, L.P. from the Texas corporation having the same name as the Company, and (iii) acquired 50% of the common units of OEDC Partners, L.P. held by NGP and certain of its employees. As a result of the change in the form of the business resulting from the Combination, the Company incurred a charge of approximately $2,038,000 during the fourth quarter of 1996 to record a deferred tax liability reflecting the excess of the pre-Combination tax deductions for intangible drilling costs over the amount of their recognition for financial statement purposes. Unless the context requires otherwise, references herein to the Company are to the Company and its predecessors on a consolidated basis. Contemporaneously with the consummation of the Combination, the Company completed an initial public offering (the "Offering") of 3,650,000 shares of its Common Stock, par value $0.01 per share.

         The Company commenced operations in 1988 drilling one well per year through 1992. From 1993 to 1995 the Company drilled four to six gross wells per year, initiating and managing over $125 million in capital projects in gas exploration, production and gathering and retaining net interests ranging from 25% to 80% in these projects. The Company subsequently sold most of such interests as described below. Project funding came initially from private placements and later from NGP, mezzanine financing sources and partnerships and other arrangements with industry participants. The Company's growth was constrained by its lack of financial resources, requiring the Company to develop projects utilizing short-term vendor financing and other borrowings and to sell its interests in the projects it initiated at a profit rather than retain them. This resulted in the Company sustaining losses in years when it incurred the project expenses and gains in the years when the interests in the projects were sold. During 1995, the Company sustained losses resulting from the expenses associated with development expenditures on the Company's Mobile 959/960 cluster, while net income was recorded in 1996 as the result of gains on the sale of all but one percent of the Company's interest in DIGP, the partnership that owns the DIGS.

         This report contains certain forward-looking statements regarding the Company's future financial condition, liquidity, results of operations and prospects. The words "expect," "estimate," "anticipate," "predict" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in a forward-looking statement. Such risks and uncertainties include, but are not limited to, those relating to: (i) the speculative nature of the assumptions underlying forward-looking statements, (ii) the volatility of natural gas and oil prices,
(iii) the Company's ability to replace its reserves, (iv) the costs and uncertainties relating to oil and gas exploration and development, (v) the substantial capital requirements associated with the Company's business strategy, and (vi) the other risks and uncertainties described herein and under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (No. 333-11269) filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         1996 COMPARED TO 1995

         INCOME. Total income increased $14,732,000 (216%) from $6,832,000 in 1995 to $21,564,000 in 1996. Exploration and production revenue increased $3,666,000 (59%) from $6,169,000 in 1995 to $9,835,000 in 1996, primarily as a result of increased production and increases in the price received by the Company on the sale of its natural gas production. The production increase was primarily attributable to full year production from the Company's South Timbalier 162 B-7 well. The average natural gas price received (inclusive of hedging) in 1995 was $1.68 per Mcf compared to $2.07 per Mcf in 1996 (a 23% increase).

         The Company's pipeline operating and marketing income increased $848,000 (511%) from $166,000 in 1995 to $1,014,000 in 1996. The increase was partially attributable to increased monthly management fees received by the Company for operating the DIGS. Monthly management fees were increased from $5,800 to $44,700 per month in January, 1996 and subsequently increased to $55,000 per month in July, 1996. Total DIGS operator fees received by the Company increased $472,000 (338%) in 1996 compared to 1995. The Company increased gas marketing revenue by $376,000 (1,399%) from $27,000 in 1995 to $403,000 in 1996. The increase was primarily attributable to full year production in 1996 from a well in the South Timbalier area where the Company markets third-party gas.

         The Company's equity in earnings of equity investments relating to the Company's interest in DIGP decreased $444,000 (89%) from $497,000 in 1995 to $53,000 in 1996. The decrease is the result of a reduction in the Company's ownership in DIGP from 25% to 1% in early 1996.

         The Company's sale of all but a 1% general partnership interest in DIGP resulted in a gain of $10,827,000. The gain on sale was offset by a $166,000 loss on sale the Company realized on the disposition of non-strategic and non-producing acreage.

         EXPENSE. Total expenses increased $2,401,000 (23%) from $10,392,000 in 1995 to $12,793,000 in 1996. Operations and maintenance expense decreased by $238,000 (11%) from $2,210,000 in 1995 to $1,972,000 in 1996. The decrease was primarily due to a $268,000 (80%) reduction in gas transportation charges from $334,000 in 1995 to $66,000 in 1996, as the result of a negotiated gas marketing agreement. In general, a significant portion of operations expense does not fluctuate from period to period as changes occur in production volume and prices received for those volumes, provided that new production facilities are not brought on-line, as was the case in 1996. Therefore, such expenses do not always change proportionately with changes in exploration and production income.

         The Company's natural gas production volume increased 1.09 Bcf (30%) from 3.67 Bcf in 1995 compared to 4.76 Bcf in 1996. However, the Company's depreciation, depletion and amortization ("DD&A") decreased by $603,000 (11%) from $5,501,000 in 1995 to $4,898,000 in 1996. The Company's average DD&A rate per Mcf was $1.50 per Mcf in 1995 compared to $1.03 per Mcf in 1996. The decline in DD&A rate per Mcf was due to increased production in 1996 from the Company's South Timbalier 162 B-7 well, which had a lower finding cost per Mcf as compared to the Company's Mobile 959 cluster.

         Exploration charges increased $1,892,000 (467%) from $405,000 in 1995 to $2,297,000 in 1996. In 1996, the Company drilled a non-commercial well located at Viosca Knoll Block 80 at a cost of $1,336,000 and incurred costs of $89,000 relating to an unsuccessful additional completion attempt made by the Company in a producing South Timbalier well. The Company increased expenditures on geological and seismic data by $511,000 (587%) from $87,000 in 1995 to $598,000 in 1996. The geological expenditures in 1996 were primarily related to the Company's activities in the South Timbalier and Viosca Knoll areas.

         Abandonment expenses increased $1,217,000 (1,449%) from $84,000 in 1995 to $1,301,000 in 1996. The Company had a Viosca Knoll lease that management deemed uneconomic which expired in late 1996. This lease had a cost basis of $581,000, which was expensed when the lease reached expiration. The Company also incurred an impairment charge of $422,000 in 1996 related to its interest in a South Timbalier well. An impairment charge is an amount by which the actual development cost of a well exceeds the expected future revenues from that well. An abandonment charge of $148,000 was incurred in 1996 as a result of final resolution of a vendor dispute relating to a 1995 platform abandonment.

         INTEREST EXPENSE. Interest expense decreased by $868,000 (53%) from $1,651,000 in 1995 to $783,000 in 1996. During 1995 and 1996, the Company paid interest to an affiliate of Enron Corp. ("Enron") relating to a combination term and revolving credit facility. The term portion of the credit facility bore interest at 15% per annum and the revolving portion bore interest at a floating rate equal to 2.5% above the applicable prime rate. During early 1996, the Company repaid all amounts outstanding under the term portion and one-half of the amount outstanding under the revolving portion. The Company also paid $116,000 of interest charges to an Enron affiliate relating to a delayed swap settlement in early 1996. Total interest paid to Enron decreased by $987,000 (63%) from $1,576,000 in 1995 to $589,000 in 1996.

         The Company replaced the Enron revolving credit facility in August 1996 with a revolving credit facility from Union Bank of California N.A. ("Union Bank") with an interest rate of LIBOR plus 2.5%. During 1996, $61,000 in interest was paid on the Union Bank credit facility. Following the Company's initial public offering in November 1996, the Company repaid all amounts outstanding under the credit facility. Other interest paid in 1996 of $133,000 primarily consisted of interest on leased equipment and short-term vendor financings.

         NET INCOME (LOSS), INCOME (LOSS) AVAILABLE TO COMMON UNIT HOLDERS AND STOCKHOLDERS AND PREFERENCE UNIT PAYMENTS. The Company incurred a net loss of $5,067,000 in 1995 compared to net income of $6,450,000 in 1996. The net income in 1996 was primarily attributable to the gain realized on the previously discussed sale of the Company's interest in DIGP.

         Income (loss) available to common unit holders and stockholders, which gives effect to preference unit payments and accretion of discount, was a loss of $6,209,000 in 1995 and net income of $3,833,000 in 1996. In November 1996, the Company redeemed all of the outstanding preference units of OEDC Partners, L.P. with proceeds of the Offering.
Therefore, in future periods all income will be available to common stockholders.

         During 1995 the Company made preference payments to NGP totaling $848,000 compared to $911,000 in 1996 (a 7% increase). The Company began accreting the $2 million discount on preference units following the purchase of additional preference units by NGP in 1995. The accretion of discount was $294,000 in 1995 compared to $1,706,000 in 1996.

         1995 COMPARED TO 1994

         INCOME. Total income decreased $12,691,000 (65%) from $19,523,000 in 1994 to $6,832,000 in 1995. Exploration and production revenue increased $656,000 (12%), primarily as a result of increased natural gas prices, while production volumes in 1995 decreased slightly from 3.69 Bcfe in 1994 to 3.67 Bcfe produced in 1995. Production declines associated with the disposition of the Mobile 822 cluster during the second quarter of 1994 were largely offset by the addition of Mobile 959/960 in the second quarter of 1995 and the addition of the South Timbalier 162 B-7 well in October 1995. The average natural gas price received (inclusive of hedging) in 1994 was $1.50 per Mcf compared to $1.68 per Mcf in 1995, representing a 12% increase.

         The Company's pipeline operating and marketing income decreased $192,000 from 1994 to 1995 as a result of decreased pipeline construction activity.

         Equity earnings in DIGP increased from a loss of $3,000 in 1994 to positive earnings of $497,000 in 1995 as a result of increased throughput in the DIGS.

         The Company sold its interest in the Mobile 822 cluster during second quarter 1994 at a gain of $13,655,000, which was the primary reason the Company reported net income in 1994 as compared to its net loss in 1995.

         EXPENSES. Total expenses decreased $456,000 (4%) from $10,848,000 in 1994 to $10,392,000 in 1995. Operations and maintenance charges increased by $800,000 (57%) from $1,410,000 in 1994 to $2,210,000 in 1995. In 1995 two new
properties, the Mobile 959/960 cluster and the South Timbalier B-7, were brought on production, while in 1994 no new properties were brought on production. The start-up of these wells resulted in additional expense for personnel, transportation and supplies. Also, the Company incurred marketing charges in 1995 due to unused firm transportation charges in the Mobile area.

         Exploration charges decreased by $1,826,000 (82%) from $2,231,000 in 1994 to $405,000 in 1995, due principally to the Company recording a dry hole charge of $1,586,000 relating to the Viosca Knoll 79 well in 1994 and the absence of a similar charge in 1995. Expense relating to seismic data acquisition and processing declined by $559,000 from $645,000 in 1994 to $87,000 in 1995. In 1994, seismic work was being done on the Mobile 959/960 cluster, while in 1995 no new projects were being developed that involved new seismic expenditure. During 1995, the Company paid $318,000 in lease rentals on acreage acquired in 1994.

         The Company's DD&A expense increased $3,389,000 (160%) from $2,112,000 in 1994 to $5,501,000 in 1995 as a result of the commencement of production of the Mobile 959/960 cluster, which had a higher finding cost per Mcfe than the Company's reserves producing in 1994. The DD&A charge in 1994 was $.57 per Mcfe compared to $1.50 Mcfe in 1995.

         Abandonment expense declined $2,651,000 (97%) from $2,735,000 in 1994 to $84,000 in 1995 as the result of a charge of $2,264,743 relating to the abandonment of the Company's Eugene Island 163 platform in 1994. This platform was not able to resume production because of water encroachment in the wellbore during a routine shut-in due to a hurricane. Other abandonment charges and accruals were approximately $471,000 in 1994.

         INTEREST EXPENSE AND PREFERENTIAL PAYMENTS. In 1994, the Company made preferential payments of $1,431,000 to affiliates of Enron to meet non-recurring partnership obligations. Of this amount, $1,300,000 was a non-cash capital account adjustment compensating Enron for the cost of capital advanced to DIGP.

         Interest expense increased $1,061,000 (180%) from $590,000 in 1994 to $1,651,000 in 1995. In 1994, the Company paid the ECT Affiliate $350,000 in interest under a term and revolving credit facility, as compared to $744,000 and $802,000 under the term and revolver portions of the credit facility, respectively, in 1995. The term portion of the credit facility was used to partially fund the Company's development in the Mobile 959/960 cluster and bore interest at a rate of 15% per annum. The revolver was used for general corporate purposes and bore interest at a rate equal to the applicable prime rate plus 2.5%. In 1994, NGP provided the Company a short-term working capital bridge facility. Borrowings under the NGP facility bore interest at 15% per annum and $175,000 was paid to NGP during 1994 under this facility. This loan was repaid in 1994. In 1995, the Company incurred $75,000 in miscellaneous interest charges.

         NET INCOME (LOSS), INCOME (LOSS) AVAILABLE TO COMMON UNIT HOLDERS AND STOCKHOLDERS AND PREFERENCE UNIT PAYMENTS. The Company recorded 1994 net income of $6,945,000 compared to a net loss of $5,067,000 in 1995 as a result of the 1994 sale of its interest in the Mobile 822 cluster. Income (loss) available to common unit holders and stockholders, which gives effect to preference unit payments and accretion of discount, was income of $6,360,000 for 1994 compared to a loss of $6,209,000 in 1995. In 1994, the Company paid $585,000 in preference unit payments to NGP, which represents a nine percent coupon on NGP's preference units. This increased to $1,142,000 in 1995, due to NGP's purchase of additional preference units in August 1995 and due to the five months of accretion of the $2 million discount associated with the preference units purchased.

LIQUIDITY AND CAPITAL RESOURCES

         SUMMARY

         The Company's main source of liquidity historically has been short-term, project-specific debt and equity and vendor financings. The large early debt service demands of these financings have created periodic liquidity strains on the Company. The Company increased its cash position in 1996 by $14,352,000 due to financing activities, primarily as a result of the Offering which raised $40,734,000 net to the Company, which was offset by the Company redeeming all outstanding preference units at a cost of $12,000,000 and, the repayment of the term credit facility to Enron in the amount of $12,261,000. The Company also utilized $911,000 to meet preference payment obligations and $880,000 in connection with Offering expenses. In the future the Company intends to finance its capital expenditures out of funds generated from operations, the proceeds from the Offering and bank borrowings.

         The second largest source of liquidity historically has been the profitable sale of assets which the Company has developed. The Company received net cash of $1,334,000 from investing activities in 1996 as compared to utilizing $16,626,000 in investing activities during 1995. The 1996 cash inflow was the result of selling all but one percent of the Company's general partnership interest in the DIGS and selling a non-strategic lease block and generating $11,340,000 from these transactions. This was partially offset by investments of $9,997,000 in oil and gas properties primarily located in the Viosca Knoll and South Timbalier areas. The 1995 investment outflows consisted primarily of development activities on the Mobile 959/960 cluster. The Company has no present plans to sell any of its properties and does not anticipate that sales of properties will be a significant source of liquidity to the Company in the foreseeable future.

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

         The Company intends to continue its efforts to acquire additional acreage if and when these opportunities become available. Any such acquisition or related drilling on such acquisition could require additional borrowings under the credit facility with Union Bank, or additional debt or equity financing. No assurance may be given that the Company will be able to obtain such additional funds.

         WORKING CAPITAL

         The Company had working capital of $15,654,000 as of December 31, 1996 as compared to a working capital deficit of $12,834,000 at December 31, 1995. The 1996 working capital surplus is primarily the result of the Offering. The Company periodically has experienced substantial working capital deficits. The Company has incurred substantial expenditures for the acquisition and development of capital assets either on vendor open accounts payable or under short-term financings. The Company has been able to refinance the accounts payable balances by including them in longer-term project financings. The operation of the Company's properties, when combined with property-based credit facilities, has usually generated sufficient cash within 12 months to repay the investments therein. Thus, capital investments in properties have converted to cash or generated borrowing capacity rapidly enough to finance the Company's working capital deficits.

         CASH FLOW FROM OPERATIONS

         During 1996, the Company generated net cash flow from operations of $2,011,000 as compared to a cash deficit from operations of $383,000 during 1995. The improvement in 1996 was due primarily to new production from the Company's South Timbalier 162 block. While improved gas prices also contributed to the increase in net cash flow from operations, the impact was diminished by a decrease in exploration and production revenue attributable to hedging activities in 1996. This is consistent with the Company's hedging program to moderate fluctuations in cash flows and thereby enable the Company to cover its fixed obligations despite fluctuations in commodity process.

         Net cash flow from operations during 1996 was also increased by the Company's receipt of management fees the Company began to earn as the operator of DIGP, which contributed $611,000 of operating cash flow in that period. Prior to January 1, 1996, the Company performed similar functions for minimal remuneration as a 25% partner in DIGP. The terms of the sale by the Company of all but a one percent general partnership interest in DIGP provided for compensation to the Company for its services as operator.

         FINANCING ACTIVITIES

         The Company's total capital expenditure budget for 1997 is estimated at $38.6 million. The Company believes that the proceeds from the Offering, borrowings under the credit facility described below and cash flows generated from operations will be sufficient to fund these budgeted expenditures. However, no assurance may be given as to the adequacy of these sources.

         CREDIT FACILITY. The Company has a two-year line of credit with Union Bank. Borrowing under the line of credit may not exceed at any time the lesser of $10 million or a borrowing base (computed with reference to the Company's oil and gas reserves) as determined by the bank in its sole discretion. The borrowing base will be determined at least semiannually. On December 31, 1996, the borrowing base was $5,000,000 and there were no outstanding amounts under this facility. The borrowing base will be reduced by $312,500 per month through August 31, 1997, by $250,000 per month for the succeeding six months and by $166,667 per month for the final six months of the agreement, unless changed by the bank at the time of a borrowing base redetermination. Borrowings under this facility bear interest at a rate equal to, at the

Company's option, either the bank's reference rate plus 1% or LIBOR plus 2.5%, with an effective rate of interest on December 31, 1996 of 8.0%.

         The credit facility contains restrictive covenants imposing limitations of the incurrence of indebtedness, the sale of properties, payment of dividends, mergers or consolidations, capital expenditures, transactions with affiliates, making loans, and investments outside the ordinary course of business. The facility requires that the Company maintain at the subsidiary level certain minimum financial ratios, including a current ratio of at least 1:1 and interest coverage ratio on 2.5:1. In addition, the weighted average maturity of indebtedness incurred on ordinary terms to vendors, suppliers and others supplying goods and services to the Company in the ordinary course of business may not exceed 60 days. The loan agreement, in addition to customary default provisions, provides that it is an event of default if either (i) a person or group (other than Messrs. Strassner, Kiesewetter, Anderson and Bradshaw and their respective family members, and NGP), owns beneficially more than 50% of the Company's voting capital stock outstanding, or (ii) any two of Messrs. Strassner, Kiesewetter, Anderson and Bradshaw cease to be actively involved in the management and operation of the Company for any reason other than death or disability. The credit facility requires the Company to maintain a certain volume of hedging contracts in effect during the term of the credit facility.

         Indebtedness under the credit facility is secured by a first lien upon substantially all of the properties owned by OEDC Exploration & Production, L.P. and by the pledge of the Company's limited partnership interests in SDP and SDPII and its general partnership interest in DIGP. All assets not subject to a lien in favor of the lender are subject to a negative pledge, with certain exceptions.

         SOUTH DAUPHIN II LIMITED PARTNERSHIP. The Company and the ECT Affiliate formed SDPII to fund drilling and development, with the Company generally responsible for costs in excess of budgeted amounts. The financing of SDPII is nonrecourse to the Company's other assets. Pursuant to the terms of the partnership agreement, the ECT Affiliate receives 85% of the net cash flows from the subject wells (provided a minimum payment schedule is met) until it has been repaid all of its original investment plus a 15% pre-tax rate of return ("Payout"). Once Payout has occurred, the ECT Affiliate's interest will decrease to 25% and the Company's interest will increase to 75%. SDPII has the option to prepay the ECT Affiliate's investment and accelerate the ownership change. If such prepayment is from financing activities instead of cash flow from operations, the Company is required to make an additional payment to the ECT Affiliate equal to 10% of the ECT Affiliate's net investment (funds advanced less distributions received) and five percent of the unfunded portion of the ECT Affiliate's commitment. The Company expects to cause SDPII to use up to $14 million contributed from the proceeds of the Offering to repay such obligations once the wells in the SDPII program commence production and, accordingly, will incur the additional charges. The amount to be repaid to the ECT Affiliate will be determined by the amount of funds contributed by the ECT Affiliate to SDPII. As of December 31, 1996, the ECT Affiliate had made contributions to SDPII of $4,195,000 and the Company had contributed $3,063,000.

         The SDPII partnership agreement also provides that the failure of any two of Messrs. Strassner, Kiesewetter and Anderson to be actively involved in the management and operations of SDPII constitutes a change of control of such partnership. In such event, the agreement gives the ECT Affiliate the right to fix a price at which the Company would be required to elect to either purchase the ECT Affiliate's interest in the partnership or sell all of the Company's interest in the partnership to the ECT Affiliate.

HEDGING ACTIVITIES

         The Company continues to utilize financial futures to hedge its natural gas production. In 1995, total natural gas revenue was increased by $622,000 compared to a decrease of $1,276,000 in 1996 as a result of its hedging position. As of December 31, 1996 the Company had 3.35 Bcf hedged from January, 1997 through December, 1997 at an average price of $2.19 per Mcf. The Company estimates that as of December 31, 1996, the cost to unwind its hedged position is approximately $824,000. Although hedging reduces the Company's susceptibility to declines in the sales prices of its natural gas production, it also prevents the Company from receiving the full benefit of any increases in the sales prices of such production. Further, significant reductions in production at times when the Company's production is hedged could require the Company to make payments under the hedge agreements in the absence of offsetting income.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
Independent Auditors' Report .........................................   35

Consolidated Balance Sheets, December 31, 1996 (Company)
  and 1995(Predecessors) .............................................   36

Consolidated Statements of Operations, for the periods
  November 7, 1996 through December 31, 1996 (Company),
  and January 1, 1996 through November 6, 1996 and for
  the years ended December 31, 1995 and 1994
  (Predecessors) .....................................................   37

Consolidated Statements of Stockholders' and
  Predecessors' Equity (Deficit), for the periods
  November 7, 1996 through December 31, 1996 (Company),
  and January 1, 1996 through November 6, 1996 and for
  the years ended December 31, 1995 and 1994
  (Predecessors) .....................................................   38

Consolidated Statements of Cash Flows, for the periods
  November 7, 1996 through December 31, 1996 (Company),
  and January 1, 1996 through November 6, 1996 and for
  the years ended December 31, 1995 and 1994
  (Predecessors) .....................................................   39

Notes  to Consolidated Financial Statements ..........................   40


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information under the captions "Election of Directors -- Nominees for Election," "Election of Directors -- Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Company's 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

         The information under the caption "Executive Compensation and Other Matters" in the 1997 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Certain Transactions" in the 1997 Proxy Statement is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements, Financial Statement Schedules, and Exhibits

         1.       Financial Statements of the Company

                  Reference is made to the consolidated financial statements, the report thereon and the notes thereto beginning at page 35 of this report. Set forth below is a list of such items:

                  Consolidated Financial Statements of the Company
                           Independent Auditors' Report

                           Consolidated Balance Sheets, December 31, 1996
                             (Company) and 1995 (Predecessors)

                          Consolidated Statements of Operations, for
                             the periods November 7, 1996 through
                             December 31, 1996 (Company), and January 1, 1996 through November 6, 1996 and for the years ended December 31, 1995 and 1994 (Predecessors)

                           Consolidated Statements of Stockholders' and
                             Predecessors' Equity (Deficit), for the
                             periods November 7, 1996 through
                             December 31, 1996 (Company), and January 1, 1996 through November 6, 1996 and for the years ended December 31, 1995 and 1994 (Predecessors)

                           Consolidated Statements of Cash Flows for the
                             periods November 7, 1996 through
                             December 31, 1996 (Company), and January 1, 1996 through November 6, 1996 and for the years ended December 31, 1995 and 1994 (Predecessors)

                           Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules

                  All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         3.       Exhibits

                  The following documents are filed as exhibits to this Annual Report on Form 10-K.

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBIT
-------                    ----------------------
  2    -- Agreement and Plan of Reorganization dated August 30, 1996 by and among the Company, Offshore Energy Development Corporation, a Texas corporation, OEDC, Inc., Natural Gas Partners, L.P., NGP-OEDC Holdings, L.P., David B. Strassner, Douglas H. Kiesewetter, R. Keith Anderson, Matthew T. Bradshaw, Taft and Nancy Bradshaw, R. Gamble Baldwin, David R. Albin, Donald Shore, Trustee of the Albin Income Trust, John S. Foster, Kenneth A. Hersh, Bruce B. Selkirk, III, John
          C. Goff, and Agnes Denise Darraugh (incorporated herein by reference to Exhibit 2 to the Company's Registration Statement on Form S-1 (Registration No. 33-11269) (the "Registration Statement")).

  3.1 -- Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Registration Statement).

  3.2  -- Bylaws of the Company (incorporated herein by reference to Exhibit
          3.2 to the Registration Statement).

  4    -- Form of Certificate representing shares of Common Stock
          (incorporated herein by reference to Exhibit 4 to the Registration Statement).

  10.1 -- Fifth Amended and Restated General Partnership Agreement for
          Dauphin Island Gathering Partners dated as of December 31, 1996 among MCNIC Mobile Bay Gathering Company, PanEnergy Dauphin Island Company, Dauphin Island Gathering Company, L.P., Centana Gathering Company, CNG Main Pass Gathering Corporation and Coastal Dauphin Island Company, L.L.C. (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated December 31, 1996).

  10.2 -- Partnership Contribution Agreement dated December 13, 1996 by and among Dauphin Island Gathering Partners, Dauphin Island Gathering Company, L.P., MCNIC Mobile Bay Gathering Company, PanEnergy Dauphin Island Company, CNG Main Pass Gathering Corporation, Centana Gathering Company, Coastal Dauphin Island Company, L.L.C. and Main Pass Gas Gathering Company (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 31, 1996).

  10.3 -- Agreement for Purchase and Sale dated January 31, 1996 by and between Dauphin Island Gathering Company, L.P. and Pipeline & Processing Group, Inc. (incorporated herein by reference to Exhibit
          10.9 to the Registration Statement).

  10.4 -- Performance Guaranty dated February 28, 1996 by OEDC Partners, L.P.
          in favor of MCNIC Mobile Bay Gathering Company (incorporated herein by reference to Exhibit 10.10 to the Registration Statement).

  10.5 -- Agreement of Limited Partnership of South Dauphin II Limited Partnership dated July 25, 1996 by and between OEDC Exploration and Production, L.P. and Joint Energy Development Investments Limited Partnership (incorporated herein by reference to Exhibit 10.11 to the Registration Statement).

  10.6 -- Purchase Agreement dated July 31, 1995 by and among Offshore Energy Development Corporation, a Texas corporation, OEDC, Inc., OEDC Partners, L.P., Beacon Gas Storage Co., L.P., Dauphin Island Gathering Company, L.P., Beacon Natural Gas Company, L.P., OEDC Exploration & Production, L.P. and NGP-OEDC Holdings, L.P. (incorporated herein by reference to Exhibit 10.13 to the Registration Statement).

  10.7 -- Credit Agreement dated August 28, 1996 between OEDC Exploration and Production, L.P., OEDC, Inc., OEDC Partners, L.P., the Company, Dauphin Island Gathering Company, L.P. and Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.14 to the Registration Statement).

  10.8 -- Guaranty dated August 28, 1996 by Dauphin Island Gathering Company, L.P. in favor of Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.15 to the Registration Statement).

  10.9 -- Guaranty dated August 28, 1996 by OEDC, Inc. in favor of Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.16 to the Registration Statement).

 10.10 -- Guaranty dated August 28, 1996 by Offshore Energy Development Corporation in favor of Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.17 to the Registration Statement).

 10.11 -- Guaranty dated August 28, 1996 by OEDC Partners, L.P. in favor of Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.18 to the Registration Statement).

 10.12 -- Amended and Restated Excess Gas Purchase Contract dated June 7,
          1995 by and among OEDC Exploration and Production, L.P., South Dauphin Partners, Ltd. and Enron Capital & Trade Resources Corp. (incorporated herein by reference to Exhibit 10.19 to the Registration Statement).

 10.13 -- Amended and Restated Guaranty Agreement dated March 30, 1994 by OEDC Partners, L.P. in favor of Enron Finance Corp., Enron Reserve Acquisition Corp., Enron Gas Marketing, Inc. and

          Cactus Hydrocarbon III Limited Partnership (incorporated herein by reference to Exhibit 10.20 to the Registration Statement).

 10.14 -- Area of Interest Agreement dated May 18, 1993 between OEDC
          Exploration and Production, L.P. and Enron Finance Corp. (incorporated herein by reference to Exhibit 10.21 to the Registration Statement).

 10.15 -- Offshore Energy Development Corporation 1996 Stock Awards Plan (incorporated herein by reference to Exhibit 10.22 to the Registration Statement).

 10.16 -- Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.23 to the Registration Statement).

 10.17 -- Form of Nonqualified Stock Option Agreement (new option)
          (incorporated herein by reference to Exhibit 10.24 to the Registration Statement).

 10.18 -- Form of Nonqualified Stock Option Agreement (replacement option) (incorporated herein by reference to Exhibit 10.25 to the Registration Statement).

 10.19 -- Registration Rights Agreement by and between the Company, Natural
          Gas Partners, L.P., David B. Strassner, Douglas H. Kiesewetter and R. Keith Anderson (incorporated herein by reference to Exhibit 10.26 to the Registration Statement).

 10.20 -- Stockholders Agreement by and between the Company, Natural Gas Partners, L.P., David B. Strassner, Douglas H. Kiesewetter and R. Keith Anderson (incorporated herein by reference to Exhibit 10.27 to the Registration Statement).

 10.21 -- Form of Affiliates Agreement by and between OEDC Partners, L.P.,
          OEDC, Inc., Natural Gas Partners, L.P., David B. Strassner, Douglas H. Kiesewetter, R. Keith Anderson and Gaylen J. Byker (incorporated herein by reference to Exhibit 10.28 to the Registration Statement).

 10.22 -- Form of Amendment to Affiliates Agreement by and between the Company, OEDC Partners, L.P., OEDC, Inc., Natural Gas Partners, L.P., David B. Strassner, Douglas H. Kiesewetter, R. Keith Anderson and Gaylen J. Byker (incorporated herein by reference to Exhibit 10.29 to the Registration Statement).

 10.23 -- Form of Indemnity Agreement by and between the Company and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.30 to the Registration Statement).

 10.24 -- Financial Advisory Services Agreement dated as of April 1, 1996 between OEDC Partners, L.P. and Natural Gas Partners, L.P. (incorporated herein by reference to Exhibit 10.31 to the Registration Statement).

 10.25 -- Amendment dated August 30, 1996 to Financial Advisory Services Agreement between OEDC Partners, L.P. and Natural Gas Partners, L.P. (incorporated herein by reference to Exhibit 10.32 to the Registration Statement).

 10.26 -- Agreement of Management Stockholders dated August 30, 1996 by and among the Company and David B. Strassner, Douglas H. Kiesewetter and
          R. Keith Anderson (incorporated herein by reference to Exhibit 10.33 to the Registration Statement).

 10.27 -- Joint Exploration and Participation Agreement dated as of October
          3, 1996 by and between OEDC Exploration and Production, L.P. and Amoco Production Company (incorporated herein by reference to Exhibit 10.34 to the Registration Statement).

 10.28 -- General Partnership Agreement for Mobile Bay Processing Partners dated as of November 6, 1996 by and among MCNIC Mobile Bay Processing, L.P., OEDC Processing, L.P. and PanEnergy Mobile Bay Processing Company (incorporated herein by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (the "September 30, 1996 Form 10-Q").

 10.29 -- Option Agreement dated November 6, 1996 among Dauphin Island Gathering Company, L.P., OEDC Processing, L.P. and PanEnergy Mobile Bay Processing Company (incorporated herein by reference to Exhibit
          10.26 to the September 30, 1996 Form 10-Q).

 10.30 -- Area of Mutual Interest Agreement dated as of November 6, 1996 between Pipeline & Processing Group, Inc., OEDC Partners, L.P. and PanEnergy Field Services, Inc. (incorporated herein by reference to
          Exhibit 10.27 to the September 30, 1996 Form 10-Q).

  *21  -- Subsidiaries of the Company.

  *27  -- Financial Data Schedule.

--------------------
*    Filed herewith.

(b)  Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     OFFSHORE ENERGY DEVELOPMENT CORPORATION


                                            By: /s/  DAVID B. STRASSNER
                                                     David B. Strassner
                                                     President

                                            Date:    March 31, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              NAME                                   POSITION                                    DATE
              ----                                   --------                                    ----
/s/ DAVID B. STRASSNER                      President and Director                      March 31, 1997
David B. Strassner                          (principal executive officer)

/s/ DOUGLAS H. KIESEWETTER                  Executive Vice President,                   March 31, 1997
Douglas H. Kiesewetter                      Chief Operating Officer and
                                            Director (principal financial
                                            and accounting officer)

/s/ R. KEITH ANDERSON                       Vice President and Director                 March 31, 1997
R. Keith Anderson

/s/ DAVID R. ALBIN                          Director                                    March 31, 1997
David R. Albin

                                            Director
R. Gamble Baldwin

                                            Director
G. Alan Rafte

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Offshore Energy Development Corporation:

We have audited the accompanying consolidated balance sheet of Offshore Energy Development Corporation as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the period November 7, 1996 through December 31, 1996 and the consolidated balance sheet of the Company's Predecessors as of December 31, 1995 and the related Predecessors' consolidated statements of operations, predecessors' equity (deficit) and cash flows for the period January 1, 1996 through November 6, 1996 and for the years ended December 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's and the Predecessors' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Offshore Energy Development Corporation and its Predecessors as of December 31, 1996 and 1995, respectively, and the results of its operations and its cash flows and those of its Predecessors for the period November 7, 1996 through December 31, 1996 and the period January 1, 1996 through November 6, 1996 and for the years ended December 31, 1995 and 1994, respectively, in conformity with generally accepted accounting principles.
                                                       KPMG PEAT MARWICK LLP

Houston, Texas
March 17, 1997

                    OFFSHORE ENERGY DEVELOPMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31,        December 31,
                                                                                                       1995                  1996
                                                                                                   (Predecessors)          (Company)
                                                                                                   ---------------------------------
Assets
     Current Assets:
          Cash and cash equivalents ........................................................       $    710,306        $ 18,407,768
          Accounts receivable - trade, net .................................................          1,660,193           2,308,439
          Accounts receivables - affiliate .................................................            653,068              87,979
          Accounts receivable - other ......................................................             38,930           1,788,284
          Prepaids and other assets ........................................................             27,484              45,491
                                                                                                    -----------         ------------
                              Total current assets .........................................          3,089,981          22,637,961

     Oil and gas properties - at cost (successful efforts method ...........................         26,153,845          36,769,166
     Other property and equipment ..........................................................            329,923             372,946
Accumulated depreciation, depletion and amortization .......................................         (6,376,095)        (11,439,301)
                                                                                                    -----------         ------------
                                                                                                     20,107,673          25,702,811
     Investments in affiliates and others ..................................................            245,783             729,784
      Investments in certificates of deposits, restricted ..................................          1,378,601           1,445,442
     Deferred and other assets .............................................................            348,347             424,855
                                                                                                    -----------         ------------
                              Total Assets .................................................       $ 25,170,385        $ 50,940,853
                                                                                                    ===========         ============
Liabilities and Stockholders' Equity (Deficit)
     Current Liabilities:
          Accounts payable .................................................................       $  3,136,223        $  6,392,031
          Payable to affiliate .............................................................              1,124                --
          Capital lease payable - current ..................................................            168,168             187,444
          Accrued liabilities ..............................................................            357,766             404,138
          Current portion of long-term debt ................................................         12,260,962                --
                                                                                                    -----------         ------------
                              Total current liabilities ....................................         15,924,243           6,983,613

     Deferred tax liability ................................................................               --             1,442,844
     Capital lease payable - noncurrent ....................................................            831,692             462,380
     Reserve for abandonment ...............................................................            236,608             480,906
                                                                                                    -----------         ------------
                              Total Liabilities ............................................         16,992,543           9,369,743

      Redeemable preference units, net .....................................................         10,294,365                --

     Stockholders' Equity (Deficit):
               Predecessor deficit .........................................................         (2,116,523)               --
                Preferred stock, $.01 par value, authorized
                     1,000,000 shares, none issued or outstanding ..........................               --                  --
               Common stock - Offshore Energy Development
                     Corporation $.01 par value; authorized 10,000,000 shares; .............               --                87,019
                     issued and outstanding 8,701,885 at December 31, 1996
               Additional paid-in capital ..................................................               --            42,645,778
               Accumulated deficit .........................................................               --            (1,161,687)
                                                                                                    -----------         ------------
                              Total stockholders' equity (deficit) .........................         (2,116,523)         41,571,110

     Commitments and contingencies
                                                                                                    -----------         ------------
     Total Liabilities and Stockholders' Equity (Deficit) ..................................       $ 25,170,385        $ 50,940,853
                                                                                                    ===========         ============

     See accompanying notes to consolidated financial statements.

                    OFFSHORE ENERGY DEVELOPMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                         January 1       November 7
                                                                      Year Ended          Year Ended     through           through
                                                                      December 31,       December 31,   November 6,     December 31,
                                                                          1994              1995           1996              1996
                                                                     (Predecessors)    (Predecessors)  (Predecessors)      (Company)
------------------------------------------------------------------------------------------------------------------------------------
Income:
     Exploration and production .................................    $  5,512,496     $  6,168,591     $  8,018,667     $ 1,816,403
     Pipeline operating and marketing ...........................         358,150          166,419          808,081         206,124
     Equity in earnings (loss) of equity investments ............          (2,779)         496,979           37,753          15,125
     Gain on sales of oil and gas properties
           or partnership investments, net ......................      13,655,225             --         10,661,433            --
                                                                     ------------     ------------     ------------     -----------
              Total Income ......................................      19,523,092        6,831,989       19,525,934       2,037,652
                                                                     ------------     ------------     ------------     -----------
Expenses:
     Operations and maintenance .................................       1,410,231        2,210,070        1,746,710         225,687
     Exploration charges ........................................       2,231,349          404,836          961,798       1,335,338
      Depreciation, depletion and amortization ..................       2,112,350        5,501,072        4,273,109         624,535
     Abandonment expense ........................................       2,735,253           84,219          216,215       1,084,695
     General and administrative .................................       2,358,668        2,191,877        1,824,963         500,258
                                                                     ------------     ------------     ------------     -----------
             Total Expenses .....................................      10,847,851       10,392,074        9,022,795       3,770,513
                                                                     ------------     ------------     ------------     -----------
Earnings (loss) before interest and taxes .......................       8,675,241       (3,560,085)      10,503,139      (1,732,861)

Interest Income (Expense) and Other:
     Interest expense ...........................................        (589,948)      (1,651,063)        (782,708)           --
     Preferential payments by subsidiaries ......................      (1,430,722)            --               --              --
      Interest income and other, net ............................         316,668          122,974          (70,083)        (24,468)
                                                                     ------------     ------------     ------------     -----------
             Total Interest Income (Expense) and Other ..........      (1,704,002)      (1,528,089)        (852,791)        (24,468)
                                                                     ------------     ------------     ------------     -----------
Income (Loss) Before Income Taxes ...............................       6,971,239       (5,088,174)       9,650,348      (1,757,329)
Income Tax Benefit (Expense) ....................................         (26,723)          21,375       (2,038,486)        595,642
                                                                     ------------     ------------     ------------     -----------
Net Income (Loss) ...............................................       6,944,516       (5,066,799)       7,611,862      (1,161,687)
                                                                     ------------     ------------     ------------     -----------
     Preference unit payments and accretion of discount .........        (585,000)      (1,141,865)      (2,616,722)           --
Income (loss) available to common unit holders and
     stockholders ...............................................    $  6,359,516     $ (6,208,664)    $  4,995,140     $(1,161,687)
                                                                     ============     ============     ============     ===========
Income (loss) available to common unit holders and
     stockholders per common share ..............................    $       1.26     $      (1.23)    $       0.99     $     (0.13)
                                                                     ============     ============     ============     ===========
ccWeighted average number of common shares and
     common share equivalents outstanding .......................       5,051,882        5,051,882        5,051,882       8,701,885
                                                                     ============     ============     ============     ===========

See accompanying notes to consolidated financial statements.

                    OFFSHORE ENERGY DEVELOPMENT CORPORATION

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND PREDECESSORS' EQUITY (DEFICIT)

                                                                                                                       Total
                                                                                       Additional                   Stockholders'
                                                 Predecessors'                          Paid-In      Accumulated  and Predecessors'
                                                Equity (Deficit)  Shares     Amount    Capital        (Deficit)    Equity (Deficit)
                                                  -----------    ---------   -------   -----------   -----------    ------------
January 1, 1994 (Predecessors) ................   $(1,090,748)        --     $  --     $      --     $      --      $ (1,090,748)
Capital Distributions .........................    (3,076,681)        --        --            --            --        (3,076,681)
Net income ....................................     6,944,516         --        --            --            --         6,944,516
Preference units payments .....................      (585,000)        --        --            --            --          (585,000)
                                                  -----------    ---------   -------   -----------   -----------    ------------
December 31, 1994 (Predecessors) ..............     2,192,087         --        --            --            --         2,192,087
Capital distributions .........................      (100,000)        --        --            --            --          (100,000)
Issuance of common units, 99,000 units ........     2,000,000         --        --            --            --         2,000,000
Issuance of common stock, 5,400 shares ........            54         --        --            --            --                54
Net loss ......................................    (5,066,799)        --        --            --            --        (5,066,799)
Preference unit payments ......................      (847,500)        --        --            --            --          (847,500)
Accretion of discount on preference units .....      (294,365)        --        --            --            --          (294,365)
                                                  -----------    ---------   -------   -----------   -----------    ------------
December 31, 1995 (Predecessors) ..............    (2,116,523)        --        --            --            --        (2,116,523)
Net income ....................................     7,611,862         --        --            --            --         7,611,862
Preference unit payments ......................      (911,087)        --        --            --            --          (911,087)
Issuance of common stock (Company) ............          --              3      --              30          --                30
Accretion of discount on preference units .....    (1,705,635)        --        --            --            --        (1,705,635)
                                                  -----------    ---------   -------   -----------   -----------    ------------
November 6, 1996 (Predecessors and Company)....     2,878,617            3      --              30          --         2,878,647
Transfer of predecessor equity
  and issuance of common stock pursuant
  to the Combination ..........................    (2,878,617)   5,051,882    50,519     2,828,098          --              --
Issuance of common stock, net .................          --      3,650,000    36,500    39,817,650          --        39,854,150
Net loss ......................................          --           --        --            --      (1,161,687)     (1,161,687)
                                                  -----------    ---------   -------   -----------   -----------    ------------
December 31, 1996 (Company) ...................   $      --      8,701,885   $87,019   $42,645,778   $(1,161,687)   $ 41,571,110
                                                  ===========    =========   =======   ===========   ===========    ============

See accompanying notes to consolidated financial statements.

                    OFFSHORE ENERGY DEVELOPMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     January 1         November 7
                                                              Year Ended         Year Ended           through            through
                                                           December 31, 1994   December 31, 1995  November 6, 1996 December 31, 1996
                                                             (Predecessors)     (Predecessors)     (Predecessors)        (Company)
                                                           -------------------------------------------------------------------------
Operating Activities
     Net income (loss) ...................................   $  6,944,516       $ (5,066,799)      $  7,611,862       $ (1,161,687)
     Adjustments to reconcile net income (loss)
          to cash provided by (used in) operations
           Depreciation, depletion and amortization ......      2,234,000          5,652,841          4,409,690            637,755
          Abandonment expense ............................      2,735,253             84,219             68,644          1,084,695
          Gain on sales, net..............................    (13,655,225)              --          (10,661,433)              --
          Dry hole expense ...............................      1,585,872               --              301,750          1,123,601
          Transfer of partnership equity interest ........      1,300,000             41,126               --                 --
          Equity in (earnings) loss of equity investments           2,779           (496,979)           (37,753)           (15,125)
          Change in interest of oil and gas partnerships .         25,864            344,590            845,995         (2,101,538)
          Deferred taxes .................................         23,018            (23,018)         2,038,486           (595,642)
          Changes in assets and liabilities:
               Accounts receivable .......................      1,211,677         (1,561,151)           639,167           (999,717)
               Deferred and other assets .................        (72,381)           134,016           (853,006)          (874,129)
               Accounts payable ..........................        443,173            719,648          2,748,657         (2,245,598)
               Accrued liabilities .......................         54,839           (211,565)           358,381           (312,009)
                                                               ----------          ---------          ----------        ------------
                    Total adjustments ....................     (4,111,131)         4,683,727           (141,422)        (4,297,707)
                                                               ----------          ---------          ----------        ------------
               Net cash provided by (used in) operating
               activities ................................      2,833,385           (383,072)         7,470,440         (5,459,394)

Investing Activities
     Investment in equity interests ......................       (192,474)          (263,534)          (245,748)          (208,930)
     Advances to equity investees ........................       (714,918)          (836,137)              --                 --
     Repayments from equity investees ....................         40,624            997,791            512,640               --
     Short term investments ..............................         50,000               --                 --                 --
     Cash paid under net profits interest ................        (32,440)              --                 --                 --
     Proceeds from the sales of properties and other
     investments .........................................     40,289,309               --           11,340,093               --
     Note receivable .....................................        246,030               --                 --                 --
     Restricted investments in certificates of deposit ...       (134,682)          (558,431)           (55,224)           (11,617)
     Capital expenditures for property and equipment .....    (18,418,340)       (15,965,301)        (7,955,984)        (2,041,103)
                                                               ----------          ---------          ----------        ------------
               Net cash provided by (used in) investing
     activities ..........................................     21,133,109        (16,625,612)         3,595,777         (2,261,650)

Financing Activities
     Capital distributions ...............................     (3,076,681)          (100,000)              --                 --
     Proceeds from issuance of redeemable preference
          units and common units .........................           --            5,500,000               --                 --
     Redemption of preference units ......................           --                 --                 --          (12,000,000)
     Preference unit payments ............................       (585,000)          (847,500)          (802,500)          (108,587)
     Payments of note payable to partner .................     (2,000,000)              --                 --                 --
     Proceeds from borrowings ............................      7,400,000          8,291,492          3,133,606               --
     Principal payments on borrowings ....................           --           (3,430,530)       (12,260,962)        (3,133,606)
     Fees paid to acquire financing ......................       (560,003)              --             (121,004)           (39,884)
     Settlement of production payment ....................    (20,237,945)              --                 --                 --
     Proceeds from stock issuance ........................           --                 --                 --           40,734,030
     Payment of initial public offering expenses .........           --                 --                 --             (879,850)
     Principal payments on capital lease .................       (490,513)          (108,254)          (139,378)           (29,576)
                                                               ----------          ---------          ----------        ------------
               Net cash provided by (used in) financing
     activities ..........................................    (19,550,142)         9,305,208        (10,190,238)        24,542,527

               Increase (decrease) in cash and cash
     equivalents .........................................      4,416,352         (7,703,476)           875,979         16,821,483
      Cash and cash equivalents balance, beginning of
     period ..............................................      3,997,430          8,413,782            710,306          1,586,285
                                                               ----------          ---------          ----------        ------------
      Cash and cash equivalents balance, end of period ...   $  8,413,782       $    710,306       $  1,586,285       $ 18,407,768
                                                               ==========          =========          ==========        ============
     Supplemental disclosures of cash flow information:
          Cash paid during the period for interest .......   $    353,809       $  1,760,571       $    744,045       $     58,407
                                                               ==========          =========          ==========        ============
          Cash paid during the period for income taxes ...           --         $       --         $       --         $       --
                                                               ==========          =========          ==========        ============
     Supplemental disclosure of non-cash activity:
          Capital lease acquisition ......................   $    256,553       $    762,349       $       --                 $-
          Issuance of stock ..............................           --                   54               --                 --
          Accretion of discount on preference units ......           --              294,365          1,705,635               --
           Interests in OEDC Partners, L.P. and OEDC Inc.
               contributed for common stock ..............           --              --                  50,519               --
          Predecessors' partners capital and  retained
                earnings reclassified to additional
                paid-in capital ..........................           --              --               2,828,098            --

See accompanying notes to consolidated financial statements.

                     OFFSHORE ENERGY DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

1.          GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            ORGANIZATION AND BUSINESS PURPOSE

               Offshore Energy Development Corporation ("OEDC" or the "Company") is a Delaware corporation formed on July 24, 1996 for the purpose of acquiring the common stock of OEDC, Inc. and the partners' interest in OEDC Partners, L.P. (the "Combination"). At formation, OEDC issued a share of stock to three of its officers.

               The Combination was consummated on November 6, 1996 and OEDC issued 5,051,882 shares of common stock to the stockholders of OEDC, Inc. ("Inc.") and the partners of OEDC Partners, L.P. ("Partners"), collectively (the "Predecessors). The Combination was accounted for by assigning the Predecessors' carryover basis to the acquired assets. In conjunction with the Combination, the Company completed a public issuance of 3,650,000 shares of common stock.

The Predecessors were formed on August 31, 1992 for the purpose of investing in certain partnerships involved in drilling, producing, marketing, gathering and storing oil and gas. Upon completion of the Combination, all of Partners' assets and liabilities were transferred to OEDC, the partners of Partners were issued common stock in exchange for their interests and Partners was dissolved. The shareholders of Inc. exchanged their Inc. common stock for OEDC common stock and Inc. became a wholly-owned subsidiary of OEDC.

               PRINCIPLES OF CONSOLIDATION

               The Company's investments in associated oil and gas partnerships are accounted for using the proportionate consolidation method, whereby the Company's proportionate share of each oil and gas partnerships' assets, liabilities, revenues, and expenses is included in the appropriate classifications in the Company's financial statements. Investments in non-oil and gas partnerships where the Company has ownership interest of less than 50% are accounted for on the equity method, all investments with an ownership interest of less than 20% are accounted for on the cost method. All of the Company's material intercompany accounts and transactions have been eliminated in the consolidation.

               The consolidated financial statements include the consolidated accounts of Inc. and Partners prior to the Combination. The consolidated financial statements are presented due to Inc.'s sole general partner interest and control over Partners. The stockholders' equity of Inc. and partners' equity of Partners are presented together due to the commonality of the stockholders and partners of Inc. and Partners.

               CASH AND CASH EQUIVALENTS

               Short-term investments with an original maturity of three months or less are considered cash equivalents and are classified as such in the accompanying statements of cash flows. Cash and cash equivalents consist of cash on hand and investments in short-term government securities at cost, which approximates market.

               OIL AND GAS PROPERTIES

               Oil and gas properties are accounted for on the successful efforts method whereby costs, including lease acquisition and intangible drilling costs associated with exploration efforts which result in the discovery of proved reserves and costs associated with development wells, whether or not productive, are capitalized. Gain or loss is recognized when a property is sold or ceases to produce and is abandoned. Capitalized costs of producing oil and gas properties are amortized using the unit-of-production method based on units of proved developed reserves for each property whereas leasehold costs are depleted based on total proved reserves.

               The costs of unproved leaseholds are capitalized pending the results of exploration efforts. Significant unproved leaseholds are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, that the costs of the property has been impaired. Exploratory dry holes, geological and geophysical charges and delay rentals are expensed as incurred. Costs to operate and maintain wells and equipment and to lift oil and gas to the surface are expensed as incurred.

               Estimated future expenditures for site remediation, abandonment and dismantlement costs are charged to operations using the unit-of-production method based upon estimates of proved oil and gas reserves for each property.

               Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, ("SFAS No. 121"). Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate the carrying value of those assets may not be recoverable. SFAS No. 121 requires that an impairment loss be recognized whenever the carrying amount of an asset exceeds the sum of the estimated future net cash flows (undiscounted) of the asset. Under SFAS No. 121, the Company performs its impairment review of proved oil and gas properties on a depletable unit basis. For any depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit will be immediately recognized. Fair value, on a depletable unit basis, is estimated to be the present value of expected future cash flows computed by applying estimated future oil and gas prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves. No such impairment was recognized as a result of the adoption of SFAS No. 121.

               Prior to January 1, 1996, the Company determined the impairment of proved oil and gas properties on an aggregate basis. Using the aggregate basis, if the net capitalized costs exceeded the estimated future undiscounted after-tax net cash flows from proved oil and gas reserves using period-ending pricing, such excess would be charged to expense. No such charge was required at December 31, 1995 or 1994.

               INCOME TAXES

               The Company provides for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

               Prior to the Combination, Partners was a limited partnership. As such, it was not subject to federal income taxes; the taxable income or loss was passed through to the partners.

               STOCK-BASED COMPENSATION

               Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"). SFAS No. 123 allows a company to adopt a fair value based method of accounting for a stock-based employee compensation plan or to continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB No. 25"). The Company has chosen to continue to account for stock-based compensation under APB No. 25 using the intrinsic value method. Under this method, the Company has not recorded any compensation expense related to stock options granted. The disclosures required by SFAS No. 123, however, have been included in Note 6.

               REVENUE RECOGNITION

               The Company uses the sales method of accounting for natural gas imbalances. Under the sales method, the Company recognizes revenues based on the amount of gas sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interest in the properties. Gas imbalance obligations as of December 31, 1996, 1995, and 1994, were not significant.

               The Company recognizes marketing revenue net of the cost of gas and third-party delivery fees as service is provided.

                The Company recognizes pipeline operating revenue as service is provided.

               NATURAL GAS HEDGING ACTIVITIES

               The Company periodically enters into natural gas price swaps with third parties to hedge against potential adverse effects of fluctuations in future prices for the Company's anticipated production volumes based on current engineering estimates. The natural gas price swaps qualify as hedges and correlate to natural gas production; therefore any gains or losses will be recorded when the related natural gas production has been delivered. In order to qualify as a hedge, the price movements in the underlying commmodity derivatives must be sufficiently correlated with the hedged commodity.

Gains and losses on closed natural gas swap agreements will be deferred and amortized over the original term of the agreement. Should the natural gas price swaps cease to be recognized as a hedge, subsequent changes in value will be recorded in the Statements of Operations. While the swaps are intended to reduce the Company's exposure to declines in the market price of natural gas, they may limit the Company's gain from increases in the market price. The swap agreements also expose the Company to credit risk to the extent the counterparty is unable to perform under the agreement.

               OTHER PROPERTY AND EQUIPMENT

               Other property and equipment consists of furniture, office equipment and automobiles which are depreciated on a straight-line basis over the estimated useful life of the assets ranging from five to seven years.

               DEFERRED AND OTHER ASSETS

               The December 31, 1996 and 1995 balances primarily consist of financing fees, incurred in securing a long-term note payable, and partnership organization costs. The financing fees are being amortized over the life of the loan and the partnership organization costs are being amortized over 60 months.

               NET INCOME PER SHARE

               Net income per common share is computed using the weighted average number of common shares outstanding and common stock equivalents during each of the years presented. Outstanding stock options are common stock equivalents and are considered when the effect is dilutive.

               FAIR VALUE OF FINANCIAL INSTRUMENTS

               The carrying value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short-term maturity of these instruments.

               The carrying value of the outstanding debt at December 31, 1995 approximated fair value as this debt bears interest at rates which approximate current market rates and there has been no change in the Company's credit profile.

               USE OF ESTIMATES

               The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Certain amounts of reported revenues and expenses are also affected by these estimates and assumptions. Actual results could differ from those estimates.

2.             INVESTMENTS

               AFFILIATES

               Through Dauphin Island Gathering Company, L.P. ("DIGCO"), a partnership wholly-owned by OEDC, the Company has a one percent investment in Dauphin Island Gathering Partners ("DIGP") that is accounted for using the equity method. This investment includes undistributed earnings (losses) of approximately $53,000, $497,000 and $(3,000) in 1996, 1995, and 1994,
respectively.

               On January 14, 1993, the Company entered into a Texas general partnership with Enron Gas Gathering, Inc. ("EGGI"), a wholly-owned subsidiary of Enron Corp., to form DIGP to which the Company contributed the Dauphin Island Gathering System ("DIGS") together with certain permits, contracts, accrued income and liabilities with a net book value of $13,692. The Company serves as operator of DIGP's pipeline facilities. Under the DIGP partnership agreement, income is to be allocated on the basis of 80% to EGGI and 20% to the Company until such time as EGGI has recouped its investment together with a specified rate of return, as defined. After such time, both income and losses will be allocated equally to EGGI and to the Company.

               On March 25, 1994, DIGP entered into a contribution agreement with Tenneco Gas, Inc. ("Tenneco"), whereby Tenneco contributed $19 million in cash, contracts and materials to DIGP in exchange for a 50% interest in DIGP. The remaining 50% interest was split evenly between the Company and EGGI.

               Also in 1994, the Company transferred $1,300,000 of its partners' capital in DIGP to EGGI. The Company and EGGI agreed that the transfer resulted in EGGI realizing the recoupment of its investment as of September 30, 1994. Beginning October 1, 1994, income and losses were allocated 50% to Tenneco, 25% to EGGI and 25% to the Company.

               In 1995, DIGP recorded an $82,252 transfer of partners' capital from the Company and EGGI to Tenneco to reflect the proper allocation of state sales and use tax relating to materials purchased prior to March 25, 1994 by DIGP to construct DIGS. The transfer was split evenly between the Company and EGGI. As a result, the Company transferred $41,126 of its partners' capital in DIGP to Tenneco.

               In 1996, the Company sold approximately 96% if its remaining interest in DIGP to a subsidiary of MCN Investment Corporation ("MCN") thereby reducing its interest in DIGP to 1%.

               Effective December 31, 1996, DIGP merged with Main Pass Gas Gathering Company, which owned the Main Pass Gas Gathering System, with DIGP being the surviving entity of the merger. In connection with the merger, the Company agreed to purchase from one of its partners in DIGP for approximately $619,000 additional interest in DIGP in order to maintain the Company's interest in DIGP at 1%.

               The Company continues to operate DIGS and, pursuant to an incentive management arrangement, its one percent interest in DIGP will increase up to a maximum of 11.15% when its DIGP partners receive the return of their investment plus a 10% rate of return, subject to certain other conditions. Accordingly, the investment continued to be carried on the equity method.

Summarized financial data of DIGP as of December 31, 1995 and 1994 and for the years then ended follows:

                                                             1994                      1995
                                                      ------------------       ------------------
Current assets.....................................        $  3,496,164             $  1,963,998
Long-term assets...................................          51,714,521               58,172,859
                                                      ==================       ==================
      Total assets.................................        $ 55,210,685             $ 60,136,857
                                                      ==================       ==================
Current liabilities................................        $  6,702,506             $  9,689,455
Long-term liabilities..............................          18,461,633               18,375,242
Partners' capital..................................          30,046,546               32,072,160
                                                      ==================       ==================
      Total liabilities and partners' capital......        $ 55,210,685             $ 60,136,857
                                                      ==================       ==================
Revenues...........................................        $  4,482,987             $  9,526,215
Operating expenses.................................          (4,299,971)              (7,500,601)
                                                      ==================       ==================
      Net income...................................        $    183,016             $  2,025,614
                                                      ==================       ==================
The Company's share of net income..........                $     29,661             $    506,403
                                                      ==================       ==================

               Summarized financial data for the year ended and as of December 31, 1996 is not presented since the Company's ownership interest in DIGP is not material to its current operations.

               In 1996, the Company and subsidiaries of MCN and PanEnergy Corp formed a partnership (the "Processing Partnership") for the purpose of constructing, owning and operating, or providing financing for one or more natural gas processing facilities onshore in Mobile County, Alabama. The Company has approximately $200,000 invested in the Processing Partnership, representing a 1% general partnership interest. The Company has an option to buy an additional 32 1/3% interest in the Processing Partnership, exercisable until the third anniversary of the commencement of commercial operations at the Processing Partnership's initial processing facility. The costs of the additional partnership interest will be equal to the historical book value of the plant reduced for depreciation on the date the option is exercised and increased by 12% per year.

               OTHER

               The Company has approximately $250,000 invested in Asia-Pacific Refinery Investment, L.P. ("APRI"), representing a 13% limited partnership interest, which is carried at cost. APRI is involved in the construction and operation of a refinery unit and is currently in the final stages of compiling a financing group to generate the additional funds necessary to begin construction of the refinery. The Company has no responsibility to provide additional funds to APRI. The refinery will be constructed in Houston, Texas and transported to Papua New Guinea. APRI has already purchased the necessary refinery site in Papua New Guinea. The construction of the refinery is expected to begin in 1997. The Company also has a $4,109 investment in the Salach Partnership

("Salach"). Salach was formed to participate in the acquisition of on-shore undeveloped leases. Salach's operations have been, and are expected to be, insignificant to the Company,

3.             LONG-TERM DEBT

               In 1994, the Company obtained a credit facility from Joint Energy Development Investments Limited Partnership totaling $16,000,000. The $16,000,000 includes a revolving credit loan for $7,500,000 and a term loan for $8,500,000 made available to the Company upon request. The outstanding principal balance of each revolving credit loan accrues interest at a varying rate per annum that is 2.5% per annum above the prime lending rate. The outstanding principal amount of each term loan bears interest from the date made until the due date at a rate of 15% per annum. Under the debt agreement, principal repayments for the term loan are to begin on or before March 20, 1995. Amounts outstanding under the revolving loan are due in full in August 1996. The current portion of the term loan is determined based on the terms set forth in the agreements. At December 31, 1995, the Company had borrowed $5 million against the revolving loan and $7,260,962 against the term loan. All amounts borrowed were repaid in 1996 and the credit facility was terminated.

               In 1996, the Company entered into a two-year $10,000,000 line of credit with Union Bank of California, N.A. At December 31, 1996, the borrowing base was $5,000,000 with no amounts outstanding under this facility. The borrowing base is reduced by $312,500 per month through August 31, 1997, by $250,000 per month for the succeeding six months and by $166,667 per month for the final six months of the agreement, unless changed by the bank at the time of a borrowing base redetermination. The borrowing base is to be redetermined every six months. Borrowings under this facility bear interest at a rate equal to, at the Company's option, either the bank's reference rate plus 1% or LIBOR plus 2.5%.

               The Union Bank credit facility is collateralized by the Company's investments in oil and gas properties. The credit facility contains restrictive covenants imposing limitations on the incurrence of indebtedness, the sale of properties, payment of dividends, mergers or consolidations, capital expenditures, transactions with affiliates, making loans and investments outside the ordinary course of business. The credit facility also contains certain restrictions of working capital and interest coverage and requires the Company to maintain a certain volume of hedging contracts in effect during the term of the facility.

               The Company is in compliance with all debt covenants for all periods presented.

4.             REDEEMABLE PREFERENCE UNITS

               In August of 1992, the Predecessors issued 100,000 common units to one of its partners. In July of 1995, an additional 20,000 preference units were issued and the redemption price of all 120,000 preference units was increased to $100 from $65 per unit, resulting in a redemption value of $12 million. Of the total cash contribution made by the Predecessors' partners, $10 million was allocated to the preference units. The difference between the redemption value and recorded value of the preference units, $2,000,000, is being accreted over the redemption period for the preference units. The Predecessors paid a 9% coupon on the preference units outstanding.

               The preference units were redeemed for $12 million in November of 1996 at which time, the unaccreted discount was recognized in the Statements of Operation and all obligations under the agreement were terminated.

5.             STOCKHOLDERS' EQUITY

               In November of 1996, the Company completed an initial public offering, issuing 3,650,000 shares of stock.

               The Board of Directors of the Company is empowered, without approval of stockholders, to cause shares of preferred stock to be issued in one or more series. The Board of Directors is authorized to fix and determine variations in designations, preferences and relative, participating, optional or other special rights and the limitations or restrictions of such rights and voting powers, No preferred stock has been issued at December 31, 1996.

               Holders of common stock are entitled to one vote per share in the election of directors and on all other matters submitted to a vote of common stockholders. The common stock does not have cumulative voting rights. Holders of common stock are entitled to received dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore, subject to any preferential dividend rights of holders of outstanding preferred stock.

6.             KEY EMPLOYEE STOCK PLAN

               The Company has established a stock awards plan (the "1996 Stock Awards Plan") pursuant to which options to purchase up to 835,000 shares of common stock will be available for grants. The 1996 Stock Awards Plan provides for the granting of incentive options, non-qualified stock options, restricted stock awards, stock appreciation rights, performance awards and phantom stock awards, or any combination thereof.

               Non-qualified stock options to purchase 727,580 shares of common stock were granted in 1996 and are outstanding and subject to vesting requirements. Twenty percent of the granted options vest each year. Of such, options to purchase 187,580 shares of common stock (of which 99,268 are currently exercisable) were exchanged for options issued by Offshore Energy Development Corporation (a Texas Corporation) prior to 1995 at a fair value exercise price of $3.61. The quantity and price of the options have been adjusted for the effect of the Combination and the exercise price was adjusted to the initial public offering price per share. The exercise price of the balance of options to purchase 727,580 shares of common stock is $12. No option may be exercised earlier than six months from the date of grant.

               At December 31, 1996, the Company has reserved a total of approximately 727,580 shares of common stock for issuance under the 1996 Stock Award Plan. The outstanding stock options granted to key employees, officers and directors for the purchase of shares of the Company's common stock are as follows:

                                           Price per share
                                    ------------------------------
                                     Shares      From        To
                                    ---------  -------- ----------
  Balance, December 31, 1995               -         -          -
  Granted                            727,580     $3.61     $12.00
  Exercised                                -         -          -
  Expired                                  -         -          -
                                    ---------  -------- ----------
  Balance, December 31, 1996         727,580     $3.61     $12.00
                                    =========  ======== ==========

               As of December 31, 1996, 99,268 options are immediately exercisable and have a remaining term of approximately seven years. No grants were made in 1994 or 1995. The expected life of the options granted is 8-10 years. The weighted average fair value of options granted during 1996 is $5.48. The fair value of each option grant is estimated on the date of grant, using the Black-Scholes options-pricing model. The model assumed expected volatility of 30% and risk-free interest rates of 5.58%, 6.69%, and 6.31% for grants in 1996. As the Company has not declared dividends since it became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of the Company's common stock and over all stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.

               Outstanding options at December 31, 1996 expire between January 2004 and November 2006.

               As discussed in Note 1, no compensation expense has been recorded in 1996 for the Company's non-qualified stock options under the intrinsic value method. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards made after December 31, 1994 under those plans, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                             1996
                                                             ----
Net income (loss)              As reported                $ 3,833,453
                               Pro forma                    $(152,716)
Earnings (loss) per share      As reported                   $   0.68
                               Pro forma                       $(0.03)

Under the provisions of SFAS No. 123, the pro forma disclosures above indicate only the effects of stock options granted by the Company subsequent to December 31, 1994. During this initial phase-in period, the pro forma disclosures as required by SFAS No. 123 are not representative of the effects on reported net income for future years as options vest over several years and additional awards are generally made each year.

7.             ABANDONMENT OF OIL AND GAS OF PROPERTIES

               After evaluating the potential results from a workover of the well, the Company allowed its lease on the Eugene Island Block 163 to expire in 1994. All property costs and accumulated depletion and depreciation were written off in 1994, resulting in an abandonment charge of $2,108,743. As of December 31, 1994, $292,425 had been accrued for final abandonment costs which were incurred in 1995. During 1996, the Company incurred $147,572 in abandonment expense for the settlement of disputed invoices related to the Eugene Island Block 163 abandonment and accrued an additional $150,538 for future abandonment costs.

               In 1996, the Company allowed its lease on the Viosca Knoll Block 118 to expire. All property costs were written off in 1996, resulting in a lease expiration charge of $581,020. Also in 1996, due to poor results from the South Timbalier Block 162 B-8 well, the well costs and accumulated depletion and depreciation were written off, resulting in an abandonment charge of $421,780.

               In 1996, the Company drilled two exploratory dry holes resulting in exploration charges of $1.4 million.

               The Company has an estimated future abandonment liability related to its producing properties of approximately $830,000 at December 31, 1996, which will be amortized to expense over the properties' reserve life.

8.             NATURAL GAS HEDGING

               During 1996, the Company entered into natural gas price swap agreements with Enron Capital & Trade Resources. The Company's exploration and production revenues were decreased by approximately $1,276,000 in 1996 as a result of the swap agreements.

At December 31, 1996, the Company had the following commitments under swap agreements:

                                              MONTHLY
                                              VOLUME          FIXED PRICE
              TIME PERIOD                     (MMBTU)          ($/MMBTU)
              -----------                     -------         ------------
January 1997 to February 1997..............   350,000         $2.009-2.880
March 1997.................................   370,000          2.009-2.375
April 1997.................................   400,000          2.009-2.165
May 1997...................................   410,000          2.009-2.065
June 1997 to August 1997...................   420,000          2.009-2.045
September 1997.............................    60,000                2.009
October 1997 to December 1997..............    50,000                2.009

               At December 31, 1996, the Company estimates the cost of unwinding these positions to be approximately $824,000.

               During 1995 and 1994, the Company entered into natural gas swap agreements with Enron Capital & Trade Resources and Enron Risk Management Services Corporation, respectively. During 1995 and 1994, the Company's exploration and production revenues were increased by approximately $622,000 and $482,000, respectively, as a result of the swap agreements.

9.             SALE OF INVESTMENT IN PARTNERSHIP AND OIL AND GAS PROPERTIES

               During 1996, the Company sold approximately 96% of its interest in DIGP to MCN. The Company received net proceeds of approximately $10,800,000 from MCN resulting in a gain of approximately $10,800,000. The Company will continue to operate DIGP and retain a 1% ownership interest (see Note 2).

               Also, during 1996 the Company sold its interest in a non-producing oil and gas property for approximately $500,000 resulting in a loss of approximately $166,000.

               The Company sold a group of properties effective June 1, 1994, to Scana Petroleum Resources Inc., for net proceeds of approximately $40,000,000, resulting in a gain of approximately $13,700,000.

10.            CAPITAL LEASE

               During 1994, the Company entered into a capital lease agreement for a compressor unit. The compressor, with a net book value at December 31, 1996 of approximately $632,000, is the security for the lease. The agreement calls for monthly payments of $22,614 including interest at a basic annual rate of 11%. Total future minimum lease obligations at December 31, 1996 are as follows:

              YEAR ENDED DECEMBER 31,
              ----------------------
                        1997                                 $271,368
                        1998                                  271,368
                        1999                                  271,368
                        2000                                   22,614
                                                           -----------
Total future minimum lease payments......................     836,718
Less amounts representing interest ......................     186,894
                                                           -----------
Present value of future minimum lease
payments.................................................     649,824
Less current installments of obligation under capital
lease....................................................     187,444
                                                           -----------
Obligations under capital lease, excluding current
installments.............................................    $462,380
                                                           ===========

11.            RELATED PARTY TRANSACTIONS

               OPERATOR FEES

               The Company, as operator of the DIGS, is entitled to charge certain fees to DIGP attributable to the pipeline operations. For the year ended December 31, 1996, the Company charged $611,337 in operator fees to DIGP. In 1995, the Company charged $139,544 in operator fees and construction overhead fees to DIGP, of which $65,569 is a receivable at December 31, 1995. In 1994, the Company charged $338,221 in operator fees and construction overhead fees to DIGP.

               RECEIVABLE FROM AFFILIATES

               At December 31, 1996, the Company had affiliated receivables from DIGP of $87,979 for expenses paid by the Company on behalf of DIGP. Also at December 31, 1996, the Company had a receivable from Enron Capital & Trade Resources ("ECT") for $1,787,084 for development costs paid by the Company on behalf of ECT. This receivable is included in the accounts receivable from others balance at December 31, 1996.

               At December 31, 1995, the Company had affiliated receivables from DIGP of $585,732, representing expenses paid by the Company on behalf of DIGP and accrued interest charged to DIGP for its outstanding payable balance due to the Company at a rate commensurate with DIGP's long-term borrowing rate. The interest charged is in accordance with the DIGP Partnership Agreement. Also at December 31, 1995, the Company had a receivable from NGP in the amount of $54 for the purchase of the Predecessor's common stock and $1,713 from the Company's officers for expenses paid by the Company on behalf of the officers.

               PREFERENCE UNIT PAYMENTS

               Preference units payments totaling $911,087, $847,500 and $585,000 were paid to NGP for preference units outstanding during the years ended December 31, 1996, 1995 and 1994, respectively. The preference units were redeemed for $12,000,000 by the Company in November 1996 at which time the unaccreted discount was recognized in the Statements of Operations.

               OTHER

               During 1994, the Company made a $130,722 non-cash preferential payment, in the form of a transfer of partners capital to Enron Finance Corporation ("EFC") to complete EFC's recoupment of its investment in an oil and gas partnership participated in by both EFC and the Company. Upon EFC's recoupment of its initial investment in the partnership, the income (loss) sharing ratio between EFC and the Company was restructured.

               One of the employees, who is also an officer and a director of the Company, is a majority shareholder of CSA Financial Services ("CSA"). CSA provides, on a contractual basis, all Company operating personnel. The Company reimburses CSA for actual payroll costs plus burden. The Company made payments to CSA totaling approximately $1,304,000, $1,197,000 and $1,065,000 for the years ended December 31, 1996, 1995 and 1994, respectively. No amounts were outstanding or payable under this arrangement at the end of any of the years presented.

               Two of the Company's directors are majority shareholders of Natural Gas Partners L.P. (NGP). The Company and NGP are parties to a Financial Advisory Services Agreement pursuant to which the Company has engaged NGP to serve as financial advisor. In consideration of its services, NGP receives an annual fee of $15,000 for each representative of NGP that serves on the board of directors of the Company and an annual fee of $30,000 commencing November 6, 1996 and continuing for a two-year period. In 1996, the Company paid $30,000 under this agreement, of which $7,500 is accrued for at year-end.

12.            INCOME TAXES

               As discussed in Note 1, the Company accounts for income taxes under the asset and liability method. Prior to the Combination, Partners, representing the majority ownership of the Predecessors, did not incur federal income taxes; the taxable income or loss was passed through to the partners. As a result of the Combination in November 1996, the Predecessors became a taxable entity and recorded a one-time charge of $2,038,486, primarily representing the difference between the financial statement and income tax basis of oil and gas properties. Income tax benefit for the period November 7, 1996 through December 31, 1996 was $595,642, which represents a deferred federal income tax benefit.

               Income tax expense (benefit) relating to the Company's and Inc.'s pre-tax operating results for the years ended December 31, 1996, 1995 and 1994 consists of:

                                                                    Predecessors     Company
                                                                     -----------   -----------
                                                                      January 1     November 7
                                        Predecessors  Predecessors      through        through
                                         ----------    ----------    November 6,    December 31,
                                            1994           1995         1996            1996
                                            ----           ----      -----------     ---------
Current federal expense                   $ 3,705      $   1,643     $       -       $      -
Deferred federal expense (benefit)         23,018        (23,018)     2,038,486       (595,642)
                                           ------        --------    ----------      ---------
                                          $26,723       $(21,375)    $2,038,486      $(595,642)
                                          =======       ========     ==========      =========

               The Company's effective tax rate applicable for the period November 7, 1996 to December 31, 1996 approximates the statutory federal tax rate of 34%.

               Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                     INC.         COMPANY
                                                    ----            ----
                                                    1995            1996
                                                    ----            ----
Net operating loss carry forwards                 $54,706        $ 987,406
Accrued contracts payable                             --           136,000
Accrued abandonment costs                             --           163,508
                                               ----------       -----------
Total gross deferred tax assets                   54,706         1,286,914
Valuation allowance                              (22,864)                -
                                               ----------       -----------
Net deferred tax assets                           31,842         1,286,914
                                               ==========       ===========

Basis differences in property and equipment           --         2,654,366
Investments in partnerships                        31,842           75,392
                                              ------------      -----------
Total gross deferred tax liabilities               31,842        2,729,758
                                               ----------       -----------
Net deferred tax liability                        $    --       $1,442,844
                                              ============      ===========

There was an increase in the valuation allowance for deferred tax assets of $22,864 during 1995. The change in the total valuation allowance for the year ended December 31, 1996 was a decrease of $22,864.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, a valuation allowance was established at December 31, 1995. No such valuation allowance was established at December 31, 1996. The net deferred tax assets primarily relates to net operating loss carryforwards which will begin to expire in 2010 if not previously utilized.

13.            RESTRICTED INVESTMENTS

               The Company carries a $3 million Gulf of Mexico area-wide abandonment bond with the Minerals Management Service, which is secured by cash balances currently invested in certificates of deposit at a commercial bank. The sum on deposit related to this area-wide abandonment bond is approximately $1.4 million at December 31, 1996 and 1995.

14.            COMMITMENTS AND CONTINGENCIES

               OPERATING LEASES

               The Company has a non-cancelable operating lease for its office space which will expire on September 30, 1998. The Company will be required to make future payments in connection with the lease agreement as follows for the years ending:

DECEMBER 31,
     1997................  $116,976
     1998................    87,732
                         -----------
                           $204,708
                         ===========

Rent expense under operating leases was $130,413, $115,698 and $82,583 in 1996, 1995 and 1994, respectively.

               OTHER

               The Company is a defendant in a suit filed in 1995 alleging that the idea, design and location of DIGS was a confidential trade secret owned by the plaintiffs which had been revealed to the Company during confidential discussions in furtherance of a proposed joint venture. The plaintiffs allege "millions of dollars in profits" as actual damages and also seek unspecified punitive damages, attorneys' fees, pre- and post- judgment interest and costs of the suit.

               On March 10, 1997, the Company filed a motion for summary judgment as to all of the plaintiffs' claims. Subsequently, the plaintiffs amended their petition, dropping their claims of misrepresentation and conversion of trade secrets and adding a claim of alleged fraudulent inducement to execute a covenant not to compete. Further, the plaintiffs specified that they seek $6.5 million in actual damages and punitive damages of five times the amount of actual damages. The Company denies the plaintiffs' allegations and is vigorously defending this matter. Oral argument on the Company's motion for summary judgment will be heard in May 1997 and the trial is set for September 29, 1997. While a decision adverse to the Company in this litigation could have a material adverse effect on the Company's financial condition and results of operations, the Company does not believe that the final resolution of this case will result in a material liability to the Company.

               The Company is involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

               In connection with sales and marketing of natural gas, the Company entered into a commitment in 1995 to secure firm transportation capacity on an interstate pipeline. The Company has recorded, in operations and maintenance expense, estimated amounts related to the cost of not utilizing firm transportation capacity. Subsequent to December 31, 1996, the Company has settled all obligations related to the commitment for $400,000, of which the entire amount is accrued for at December 31, 1996.

               During 1996, approximately 100% of the Company's natural gas sales were to two customers. During 1995, and 1994 approximately 80% of the Company's natural gas sales were to a single customer. However, due to the availability of other markets, the Company does not believe that the loss of this single customer would adversely affect the Company's results of operations.

15.            SUPPLEMENTAL OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

               RESERVE QUANTITY INFORMATION

               Total proved and proved developed oil and gas reserves of the Company's properties at December 31, 1996 and 1995 have been estimated by an independent petroleum engineer in accordance with guidelines established by the Securities and Exchange Commission ("SEC"). Total proved and proved developed oil and gas reserves at December 31, 1994 have been estimated by the Company in accordance with guidelines established by the SEC. All reserves are based on economic and operating conditions existing at the respective year end. The future net cash flows from the production of these proved reserve quantities were computed by applying current prices of oil and gas, at each period end, (with consideration of price changes only to the extent provided by contractual and derivative arrangements) to estimated future production of proved oil and gas reserves less the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves. Year-end 1996 caluclations were made using prices of $3.55 per Mcfe. The Company had immaterial amounts of condensate (oil) production during the years presented. All of the Company's properties are located offshore in the Gulf of Mexico in federal and state waters.

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                       December 31,            December 31,
                                          1995                    1996
                                       -----------------------------------
Proved properties                      $22,234,125             $35,595,670
Unproved properties                      3,919,720               1,173,496
                                       -----------------------------------
                                        26,153,845              36,769,166
Accumulated depreciation,
depletion and amortization             (6,210,210)             (11,233,986)
                                       -----------------------------------
                                      $19,943,635              $25,535,180
                                       ===================================

COSTS INCURRED IN OIL AND GAS PROPERTY, ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

                                           Years Ended December 31,
                                    ---------------------------------------
                                    1994             1995              1996
                                    ----             ----              ----
Acquisition of properties:
Proved                          $ 2,173,901      $ 1,850,000      $    420,831
Unproved                          2,422,080                -                 -
Exploration costs                 2,231,349          404,836         2,297,136
Development costs                14,070,818       13,876,703         9,333,052
                              --------------  ---------------  ----------------
                                $20,898,148      $16,131,539       $12,051,019
                              ==============  ===============  ================

RESULTS OF OPERATIONS FOR GAS AND OIL PRODUCING ACTIVITIES

                                                       1994           1995           1996
                                                       ----           ----           ----
Revenues                                          $  5,512,496    $ 6,168,591    $ 9,835,070
Lifting costs:
    Lease operating expense                          1,410,231      1,876,186      1,906,281
                                                  -------------  -------------  -------------
                                                     4,102,265      4,292,405      7,928,789
General operating expense                             (388,097)      (423,742)      (181,429)
Exploration charges                                 (2,231,349)      (404,836)    (2,297,136)
Depreciation, depletion and amortization            (2,112,350)    (5,501,072)    (4,897,644)
Abandonment of oil and gas properties               (2,735,253)       (84,219)    (1,300,910)
                                                  -------------  -------------  -------------
Results of operations from producing activities    $(3,364,784)   $(2,121,464)   $  (748,330)
                                                  =============  =============  =============

RESERVE QUANTITY INFORMATION
                                                              Gas
                                                             (Mcfe)
Year Ended December 31, 1994:
    Proved Developed and Undeveloped Reserves:
        Beginning of year                                  23,932,644
        Sales of reserves in place                        (19,849,128)
        Revisions of previous estimates                     4,325,581
        Production                                         (3,685,681)
                                                         -------------
        End of year                                         4,723,416
                                                         =============
Year Ended December 31, 1995:
    Proved Developed and Undeveloped Reserves:
        Beginning of year                                   4,723,416
        Purchases of reserve in place                       5,299,000
        Revisions of previous estimates                     8,734,305
        Extensions and discoveries                          5,223,000
        Production                                         (3,668,721)
                                                         -------------
        End of year                                        20,311,000
                                                         =============
Year Ended December 31, 1996:
    Proved Developed and Undeveloped Reserves:
        Beginning of year                                  20,311,000
        Purchases of reserve in place                       6,207,000
        Revisions of previous estimates                     2,084,659
        Extensions and discoveries                          9,352,000
        Production                                         (4,755,914)
                                                         -------------
        End of year                                        33,198,745
                                                         =============
Proved Developed Reserves:
    December 31, 1994                                        4,723,416
    December 31, 1995                                       14,987,000
    December 31, 1996                                       21,444,174
                                                         =============

               The reserve volumes presented are estimates only and should not be construed as being exact quantities. These reserves may or may not be recovered and may increase or decrease as a result of future operations of the Company and changes in economic conditions.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                                           December 31,
                                             --------------------------------------
                                             1994             1995             1996
                                             ----             ----             ----
Future cash inflows                     $  6,719,617      $46,478,461      $121,154,647
Future development costs                    (138,771)      (7,173,990)      (22,384,474)
Future production costs                   (1,935,929)      (7,589,878)      (15,418,769)
                                      ---------------  ---------------  ----------------
Future net cash inflows
before income taxes                        4,644,917       31,714,593        83,351,404

Future income taxes                                -                -       (21,321,525)
                                      ---------------  ---------------  ----------------
Future net cash inflows                    4,644,917       31,794,593        62,029,879
10% annual discount                         (694,423)      (5,270,803)      (10,864,103)
                                      ---------------  ---------------  ----------------
Standardized measure of
discounted future net cash inflows      $  3,950,494      $26,443,790      $ 51,165,776
                                      ===============  ===============  ================

PRINCIPAL SOURCES OF CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                                      1994           1995          1996
                                                                      ----           ----          ----
Standardized measure of discounted future net cash flows
    Beginning of year                                             $35,323,954    $ 3,950,494   $26,443,790
        Purchases of reserves in place                                      -      3,318,239     7,332,943
        Sales of reserves in place                                (36,329,095)             -             -
        Revisions of previous quantity estimates
           less related costs                                       6,034,804     17,051,312     5,686,006
        Extensions and discoveries less related costs                       -      6,678,479    19,985,027
        Net change in income taxes                                          -              -   (15,724,866)
        Net changes in prices and production costs                 (3,500,358)     3,655,966    17,204,691
        Acquisition/development costs incurred during period
           and changes in estimated future development costs        5,530,947     (1,329,510)   (3,657,026)

        Sales of oil and gas produced during period,
           net of lifting costs                                    (4,102,265)    (4,292,405)   (7,928,789)
        Accretion of discount                                       3,532,395        395,049     2,644,379
        Other                                                      (2,539,888)    (2,983,834)     (820,379)
                                                                -------------- -------------- -------------
Standardized measure of discounted future net cash flows,
           end of year                                           $  3,950,494    $26,443,790   $51,165,776
                                                                ============== ============== =============

16.            SUBSEQUENT EVENT

               Subsequent to December 31, 1996, OEDC entered into an agreement to purchase the remaining interest in one of its associated oil and gas partnerships for approximately $218,000. The oil and gas partnership will now be wholly owned by the Company.