Form 10-Q
period 1997-03-31
OFFSHORE ENERGY DEVELOPMENT CORP
filed 1997-05-15
CIK 1020503

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(MARK ONE)

      |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

                                      OR

      |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  (Zip Code)

                                (281) 364-0033
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [ ]

As of May 14, 1997, there were 8,701,885 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                   OFFSHORE ENERGY DEVELOPMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,          March 31,
                                                                                                      1996                1997
                                                                                                  ------------         ------------
                                                                                                           (Unaudited)
Assets
Current Assets:
Cash and cash equivalents ................................................................        $ 18,407,768         $ 13,233,067
Accounts receivable - trade, net .........................................................           2,308,439            1,466,790
Accounts receivables - affiliate .........................................................              87,979              131,040
Accounts receivable - other ..............................................................           1,788,284            2,205,200
Prepaids and other assets ................................................................              45,491               47,018
                                                                                                  ------------         ------------
Total current assets .....................................................................          22,637,961           17,083,115


Oil and gas properties - at cost (successful efforts method) .............................          36,769,166           40,502,310
Other property and equipment .............................................................             372,946              564,565
Accumulated depreciation, depletion and amortization .....................................         (11,439,301)         (12,260,491)
                                                                                                    25,702,811           28,806,384
Investments in affiliates and others .....................................................             729,784              924,609
Investments in certificates of deposits, restricted ......................................           1,445,442            1,457,264
Deferred and other assets ................................................................             424,855              304,251
                                                                                                  ------------         ------------
                                                                                                  $ 50,940,853         $ 48,575,623
                                                                                                  ============         ============
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable .........................................................................        $  6,392,031         $  7,431,048
Capital lease payable - current ..........................................................             187,444              192,450
Accrued liabilities ......................................................................             404,138              665,114
                                                                                                  ------------         ------------
                                                                                                     6,983,613            8,288,612

Deferred tax liability ...................................................................           1,442,844              196,799
Capital lease payable - noncurrent .......................................................             462,380              412,130
Reserve for abandonment ..................................................................             480,906              525,766
                                                                                                  ------------         ------------
                                                                                                     9,369,743            9,423,307


Stockholders' Equity:
Preferred stock, $.01 par value, authorized
1,000,000 shares, none issued or outstanding .............................................                --                   --
Common stock - Offshore Energy Development
Corporation $.01 par value; authorized 10,000,000 shares; ................................              87,019               87,019
issued and outstanding 8,701,885 at December 31, 1996 and March 31, 1997
Additional paid-in capital ...............................................................          42,645,778           42,645,778
Accumulated deficit ......................................................................          (1,161,687)          (3,580,481)
                                                                                                  ------------         ------------
Total stockholders' equity ...............................................................          41,571,110           39,152,316

Commitments and contingencies
                                                                                                  ------------         ------------
Total Liabilities and Stockholders' Equity ...............................................        $ 50,940,853         $ 48,575,623
                                                                                                  ============         ============

See accompanying notes to consolidated financial statements.

                    OFFSHORE ENERGY DEVELOPMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Three Months Ended   Three Months Ended
                                                                                                   March 31,             March 31,
                                                                                                    1996                   1997
                                                                                               (Predecessors)          (Company)
                                                                                                (Unaudited)             (Unaudited)
                                                                                                ------------            -----------
Income:
        Exploration and production ..................................................           $  3,287,287            $ 2,186,248
        Pipeline operating and marketing ............................................                266,014                284,595
        Equity in earnings (loss) of equity investments .............................                  3,766                 10,972
        Gain on sales of oil and gas properties
                or partnership investments, net .....................................             10,686,623                  3,260
                                                                                                ------------            -----------
                    Total Income ....................................................             14,243,690              2,485,075
                                                                                                ------------            -----------
Expenses:
        Operations and maintenance ..................................................                474,943                512,825
        Exploration charges .........................................................                 89,946              3,932,334
        Depreciation, depletion and amortization ....................................              1,550,066              1,030,762
        Abandonment expense .........................................................                181,799                 36,113
        General and administrative ..................................................                541,545                765,971
                                                                                                ------------            -----------
                   Total Expenses ...................................................              2,838,299              6,278,005
                                                                                                ------------            -----------
Earnings (loss) before interest and taxes ...........................................             11,405,391             (3,792,930)


Interest Income (Expense) and Other:
        Interest expense ............................................................               (360,365)               (71,871)
        Interest income and other, net ..............................................                  5,055                199,962
                                                                                                ------------            -----------
                   Total Interest Income (Expense) and Other ........................               (355,310)               128,091
                                                                                                ------------            -----------
Income (Loss) Before Income Taxes ...................................................             11,050,081             (3,664,839)
Income Tax Benefit (Expense) ........................................................                (14,023)             1,246,045
                                                                                                ------------            -----------
Net Income (Loss) ...................................................................             11,036,058             (2,418,794)
        Preference unit payments and accretion of discount ..........................               (446,619)                  --
                                                                                                ------------            -----------
Income (loss) available to common unit holders and
        stockholders ................................................................           $ 10,589,439            $(2,418,794)
                                                                                                ============            ===========

Income (loss) available to common unit holders and
        stockholders per common share ...............................................           $       2.10            $     (0.28)
                                                                                                ============            ===========
Weighted average number of common shares and
        common share equivalents outstanding ........................................              5,051,882              8,701,885
                                                                                                ============            ===========

See accompanying notes to consolidated financial statements.

                    OFFSHORE ENERGY DEVELOPMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended      Three Months Ended
                                                                                              March 31, 1996         March 31, 1997
                                                                                              (Predecessors)           (Company)
                                                                                                (Unaudited)            (Unaudited)
                                                                                               ------------            ------------
Operating Activities
Net income (loss) ..................................................................           $ 11,036,058            $ (2,418,794)
Adjustments to reconcile net income (loss)
to cash provided by (used in) operations
Depreciation, depletion and amortization ...........................................              1,577,350               1,051,480
Abandonment expense ................................................................                 34,322                  36,113
Gain on sales ......................................................................            (10,686,623)                  3,260
Dry hole expense ...................................................................                   --                 3,657,115
Equity in (earnings) loss of equity investments ....................................                 (3,766)                (10,972)
Change in interest of oil and gas partnerships .....................................                (26,580)              3,788,520
Deferred taxes .....................................................................                 14,023              (1,246,045)
Changes in assets and liabilities:
Accounts receivable ................................................................                494,493                 235,966
Deferred and other assets ..........................................................               (140,680)               (407,087)
Accounts payable ...................................................................             (2,229,990)              2,147,081
Accrued liabilities ................................................................                 39,255                 280,374
                                                                                               ------------            ------------
Total adjustments ..................................................................            (10,928,196)              9,535,805
                                                                                               ------------            ------------
Net cash provided by operating activities ..........................................                107,862               7,117,011

Investing Activities
Investment in equity interests .....................................................               (242,626)               (183,853)
Proceeds from the sales of properties and other investments ........................             11,340,093                  50,000
Restricted investments in certificates of deposit ..................................                (17,046)                (11,822)
Sale of property and equipment .....................................................                663,368                    --
Capital expenditures for property and equipment ....................................               (541,729)            (12,100,793)
                                                                                               ------------            ------------
Net cash provided by (used in) investing activities ................................             11,202,060             (12,246,468)

Financing Activities
Principal payments on borrowings ...................................................             (9,787,818)                   --
Principal payments on capital lease ................................................                (51,509)                (45,244)
                                                                                               ------------            ------------
Net cash used in financing activities ..............................................             (9,839,327)                (45,244)

Increase (decrease) in cash and cash equivalents ...................................              1,470,595              (5,174,701)
Cash and cash equivalents balance, beginning of period .............................                710,306              18,407,768
                                                                                               ------------            ------------
Cash and cash equivalents balance, end of period ...................................           $  2,180,901            $ 13,233,067
                                                                                               ============            ============
Supplemental disclosures of cash flow information:
Cash paid during the period for interest ...........................................           $    384,247            $     26,736
                                                                                               ============            ============
Cash paid during the period for income taxes .......................................           $       --              $       --
                                                                                               ============            ============
Supplemental disclosure of non-cash activity:
Accretion of discount on preference units ..........................................           $    176,619            $       --

See accompanying notes to consolidated financial statements.

                OFFSHORE ENERGY DEVELOPMENT CORPORATION

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements include, in the opinion of management, all adjustments necessary to present fairly the consolidated financial position of Offshore Energy Development Corporation ("OEDC" or the "Company") at March 31, 1997 and its results of operations and cash flows for the three months ended March 31, 1997 and 1996. The financial statements should be read in conjunction with the historical financial statements and notes to the consolidated historical financial statements of Offshore Energy Development Corporation as of and for the period ended December 31, 1996.

2.    PRINCIPLES OF PRESENTATION AND ORGANIZATION

      OEDC is a Delaware corporation formed on July 24, 1996 for the purpose of acquiring the common stock of OEDC, Inc. and the partners' interest in OEDC Partners, L.P. (the "Combination"). At formation, OEDC issued a share of stock to three of its officers.

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

3.    CREDIT FACILITY

      In 1996, the Company entered into a two-year $10,000,000 line of credit with Union Bank of California, N.A. At March 31, 1997, the borrowing base was $4,062,500 with no amounts outstanding under this facility. The borrowing base is reduced by $312,500 per month through August 31, 1997, by $250,000 per month for the succeeding six months and by $166,667 per month for the final six months of the agreement, unless changed by the bank at the time of a borrowing base redetermination. The borrowing base is to be redetermined every six months. Borrowings under this facility bear interest at a rate equal to, at the Company's option, either the bank's reference rate plus 1% or LIBOR plus 2.5%.

4.    SALE OF INVESTMENT IN PARTNERSHIP AND OIL AND GAS PROPERTIES

      During the quarter ended March 31, 1996, the Company sold approximately 96% of its interest in Dauphin Island Gathering Partners ("DIGP") to a subsidiary of MCN Investment Corporation ("MCN"). The Company received net proceeds of approximately $10,800,000 from MCN resulting in a gain of approximately $10,800,000. The Company continued to operate DIGP and retained a 1% ownership interest.

Also, during the first quarter of 1996, the Company sold its interest in a non-producing oil and gas property for approximately $500,000 resulting in a loss of $166,000.

5.    ABANDONMENT OF OIL AND GAS PROPERTIES

      The Company's oil and gas properties are accounted for on the successful efforts method. The successful efforts method requires that exploratory dry holes be expensed as incurred. During the quarter ended March 31, 1997, approximately $3,650,000 was charged to operations for exploratory dry holes; no such charge was recorded for the quarter ended March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      Under the terms of the Combination, which was consummated on November 6, 1996, the Company (i) acquired all of the outstanding capital stock of OEDC, Inc. previously owned by Company management and by Natural Gas Partners, L.P. ("NGP"), (ii) acquired by merger 50% of the common limited partnership units of OEDC Partners, L.P. from the Texas corporation having the same name as the company, and (iii) acquired 50% of the common units of OEDC Partners, L.P. held by NGP and certain of its employees. The Company completed an initial public offering (the "Offering") of shares of its common stock contemporaneously with the consummation of the Combination.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996.

      INCOME. Total income for the Company decreased by $11,759,000 (83%) from $14,244,000 in the three months ended March 31, 1996 to $2,485,000 in the three months ended March 31, 1997. The higher income amount in the first quarter of 1996 was primarily attributable to the Company's sale of all but a 1% general partnership interest in Dauphin Island Gathering Partners ("DIGP") which resulted in a gain of $10,827,000.

      Exploration and production revenue decreased $1,101,000 (33%) from $3,287,000 in the first quarter of 1996 compared to $2,186,000 in the first quarter of 1997 in part as a result of a 21% decrease in production volumes from
1.33 Bcf to 1.05 Bcf in the first quarters of 1996 and 1997, respectively. The production decrease was attributable to expected production declines at the Company's Mobile area 959 cluster, which was partially offset by increased production volumes from the Company's successful Viosca Knoll block 24 sidetrack drilling operation in the fourth quarter of 1996. The decrease in exploration and production revenue was also attributable to lower natural gas prices in the first quarter of 1997. Average natural gas prices received (inclusive of hedging) were $2.47 per Mcf compared to $2.08 per Mcf (a 16% decrease) in the three months ended March 31, 1996 and 1997, respectively.

      Pipeline operating and marketing income increased slightly by $19,000 (7%) from $266,000 for the three month period ended March 31, 1996 to $285,000 for the three month period ended March 31, 1997. The Company receives a monthly management fee of $188,000 per quarter for operating the Dauphin Island Gathering System. The Company also markets third-party gas on a limited basis. Marketing revenue received in the first quarter of 1997 was $97,000 as compared to $119,000 in the first quarter of 1996.

      EXPENSES. Total expenses increased by $3,440,000 (121%) from $2,838,000 for the first quarter of 1996 compared to $6,278,000 for the first quarter of 1997.

      Operations and maintenance expense remained relatively stable for the first quarter of 1997 at $513,000 compared to $475,000 for the first quarter of 1996 (an 8% increase). In general, a significant portion of operations expense does not fluctuate from period to period as changes occur in production volumes and prices received for those volumes, provided that new production facilities are not brought on-line, as was the case for the first quarters of 1996 and 1997. Therefore, such expenses do not always change proportionately with changes in exploration and production income.

      Exploration charges increased $3,842,000 from $90,000 in the first three months of 1996 to $3,932,000 in the first three months of 1997. The major component of the first quarter 1997 charge relates primarily to dry hole expenses of $3,657,000 of which, $3,437,000 relates to the Company's unsuccessful attempts to repair and side track out of the existing South Timbalier 162 B6 non-producing wellbore. An additional $220,000 in dry hole expense relates to the Viosca Knoll block 80 dry hole that was drilled in fourth quarter of 1996. The Company received additional invoices in the first quarter of 1997 relating to the drilling of that well.

      The Company also incurred geological and seismic charges of $268,000 in the first quarter of 1997 compared to charges of $42,000 in the comparable quarter in 1996. The 1997 expenditures consisted of geological consulting and seismic data acquisition and processing for areas offshore Texas, Louisiana and Alabama. As a result of the Company's use of the successful efforts method of accounting, the Company expenses unsuccessful exploration efforts as well as geological and seismic costs.

      As a result of natural gas production volumes decreasing by 21% for the three months ended March 31, 1997 compared to the same period in 1996, the Company's depreciation, depletion and amortization ("DD&A") decreased by $519,000 (34%). The Company's average DD&A rate per

Mcf of production was $1.16 per Mcf and $.98 per Mcf for the first quarters of 1996 and 1997 respectively. The decline in average DD&A rate per Mcf was due to decreased production, as expected, from the Company's Mobile Area 959 cluster, which had a higher finding cost per Mcf as compared to other Company production.

      Abandonment expense decreased 80% from $182,000 to $36,000 in the first three months of 1996 and 1997, respectively. The Company incurred cash abandonment charges of $148,000 and abandonment accruals of $34,000 in the first quarter of 1996 compared to abandonment accruals of $36,000 in the first quarter of 1997.

      General and administrative expenses increased $224,000 (41%) from $542,000 for the three months ended March 31, 1996 to $766,000 for the three months ended March 31, 1997. The increase was attributable to additional staffing in anticipation of increased development and exploration activities combined with annual compensation increases.

      INTEREST INCOME (EXPENSE). The Company incurred net interest expense (net of interest income) of $355,000 for the first quarter of 1996 compared to net interest income of $128,000 for the first quarter of 1997. The net interest expense in 1996 primarily represented interest paid to an affiliate of Enron Corp. ("Enron") relating to a combination term and revolving credit facility. The term portion of the credit facility bore interest at 15% per annum and the revolving portion bore interest at a floating rate equal to 2.5% above the applicable prime rate. During the first quarter of 1996, the Company repaid all amounts outstanding under the term portion and one-half of the amount outstanding under the revolving portion. The Company subsequently replaced the Enron revolving credit facility in the third quarter of 1996 with a revolving credit facility from Union Bank of California N.A. ("Union Bank") with an interest rate of LIBOR plus 2.5%. The reason the Company received net interest income in the first quarter of 1997 compared to a net interest expense in the first quarter of 1996 was the result of paying off all outstanding debt after the Offering in November, 1996 coupled with increased interest income from increased cash balances following the Offering.

      NET INCOME (LOSS). The Company had income before income taxes of $11,050,000 in the first quarter of 1996 compared to a loss of $3,665,000 in the first quarter of 1997. The net income for the first three months of 1996 was primarily attributable to the gain realized on the previously discussed sale of the Company's interest in DIGP. Net income (loss) after giving effect to income taxes and tax benefits was income of $11,036,000 in the first quarter of 1996 compared to a net loss of $2,419,000 for the first quarter of 1997, as a $1,246,000 tax benefit was generated as a result of the first quarter 1997 net loss before taxes.

      Income (loss) available to common unit holders and stockholders, which gives effect to preference unit payments and accretion of discount on preference units outstanding, was income of

$10,589,000 in the three month period ended March 31, 1996. In the fourth quarter of 1996, the Company redeemed all of the outstanding preference units of OEDC Partners, L.P. with proceeds of the Offering. Therefore, in future periods all income is available to common stockholders.

      During the first quarter of 1996, the Company made preference payments to NGP totaling $270,000. The Company began accreting the $2 million discount of preference units following the purchase of additional preference units by NGP in 1995. The accretion of discount was $177,000 in the first quarter of 1996. As the Company redeemed all preference units outstanding following the Offering, in future periods the Company will not incur accretion of discount charges nor will preference payments have to be made.

LIQUIDITY AND CAPITAL RESOURCES

      SUMMARY

      The Company's cash position decreased by $5,175,000 during the first quarter of 1997. This decrease is primarily the result of the Company's ongoing investment in oil and gas drilling and development activities.

      Net cash provided by operating activities was $7,117,000 for the three months ended March 31, 1997, as compared to $108,000 for the same period in 1996. The cash provided by operating activities was significantly greater in the first quarter of 1997 as compared to the first quarter of 1996 primarily as a result of ordinary changes in current assets and liabilities creating a source of cash of $2,383,000, a change in oil and gas partnership interest, primarily the SDP II partnership, providing a source of cash of $3,789,000 (which was offset by a similar amount as investment in oil and gas properties) and $3,657,000 in dry hole expense, primarily relating to the Company's South Timbalier 162 B-6 well, which is added back to net income for calculating cash provided by operating activities, but is ultimately a use of cash as dry hole expense is considered a capital expenditure.

      Net cash utilized in investing activities was $12,246,000 in the three months ended March 31, 1997 compared to $11,202,000 of cash that was provided from investing activities in the three months ended March 31, 1996. The first quarter 1997 use of cash represents the Company's continued investment in various oil and gas projects. The cash provided in the first quarter of 1996 was the result of selling all but one percent of the Company's general partnership interest in DIGP and selling a non-strategic lease block and generating $11,340,000 from these transactions. The Company has no present plans to sell any of its properties and does not anticipate that sales of properties will be a significant source of liquidity to the Company in the foreseeable future.

      Financing activities consumed $45,000 of cash in the first quarter of 1997 as a result of principal payments on a leased compressor utilized by the Company. During the comparable period in 1996, the Company utilized $9,839,000 which primarily consisted of principal repayment to Enron on outstanding loans.

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

      WORKING CAPITAL

The Company had net working capital of $8,795,000 as of March 31, 1997. The March 31, 1997 working capital surplus is primarily the result of the Offering less amounts used to redeem outstanding preference units and to invest in oil and gas properties. At March 31, 1996, the Company had a working capital surplus of $49,000. The Company periodically has experienced substantial working capital deficits. The Company has incurred substantial expenditures for the acquisition and development of capital assets either on vendor open accounts payable or under short-term financings. The Company has been able to refinance the accounts payable balances by including them in longer-term project financings. The operation of the Company's properties, when combined with property-based credit facilities, has usually generated sufficient cash within 12 months to repay the investments therein. Thus, capital investments in properties have converted to cash or generated borrowing capacity rapidly enough to finance the Company's working capital deficits. No assurance may be given that the Company will be able to utilize such sources to finance any working capital deficits that may occur in the future.

      FINANCING ACTIVITIES

      Total Company capital expenditures budgeted for 1997 are estimated at $38.6 million. Given the dynamic nature of the Company's business, management considers it possible that actual capital expenditures in 1997 could exceed the previously budgeted amount. The Company believes that the proceeds from the Offering, borrowings under the existing credit facility described below, projected increases in the borrowing capacity of the Company and cash flows generated from operations will be sufficient to fund these expenditures. However, no assurance may be given as to the adequacy of these sources.

      CREDIT FACILITY

      The Company has a two-year line of credit with Union Bank. Borrowing under the line of credit may not exceed at any time the lesser of $10 million or a borrowing base (computed with reference to the Company's oil and gas reserves) as determined by the bank in its sole discretion. The borrowing base will be determined at least semiannually. On March 31, 1997, the borrowing base was $4,063,000 and there were no outstanding amounts under this facility. The borrowing base will be reduced by $312,500 per month through August 31, 1997, by $250,000 per month for the succeeding six months and by $166,667 per month for the final six months of the agreement, unless changed by the bank at the time of a borrowing base redetermination. Borrowings under this facility bear interest at a rate equal to, at the Company's option, either the bank's reference rate plus 1% or LIBOR plus 2.5%, with an effective rate of interest on March 31, 1997 of 8.19%.

      The credit facility contains restrictive covenants imposing limitations of the incurrence of indebtedness, the sale of properties, payment of dividends, mergers or consolidations, capital expenditures, transactions with affiliates, making loans, and investments outside the ordinary course of business. The facility requires that the Company maintain at the subsidiary level certain minimum financial ratios, including a current ratio of at least 1:1 and interest coverage ratio of 2.5:1. In addition, the weighted average maturity of indebtedness incurred on ordinary terms to vendors, suppliers and others supplying goods and services to the Company in the ordinary course of business may not exceed 60 days. The loan agreement, in addition to customary default provisions, provides that it is an event of default if either (i) a person or group (other than Messrs. Strassner, Kiesewetter, Anderson and Bradshaw and their respective family members, and NGP) owns beneficially more than 50% of the Company's voting capital stock outstanding, or (ii) any two of Messrs. Strassner, Kiesewetter, Anderson and Bradshaw cease to be actively involved in the management and operation of the Company for any reason other than death or disability. The credit facility requires the Company to maintain a certain volume of hedging contracts in effect during the term of the credit facility.

      Indebtedness under the credit facility is secured by a first lien upon substantially all of the properties owned by OEDC Exploration and Production, L.P. and by the pledge of the Company's partnership interests in South Dauphin II Limited Partnership ("SDP II") and DIGP. All assets not subject to a lien in favor of the lender are subject to a negative pledge, with certain exceptions.

      As of May 1997, the Company is in the process of negotiating with Union Bank for a new credit facility with an initial borrowing base of $11,000,000. There can be no assurance, however, that the Company and Union Bank will reach final agreement on the new facility.

      SOUTH DAUPHIN II LIMITED PARTNERSHIP. The Company and an affiliate of Enron Capital & Trade Resources Corp. ("ECT") formed SDP II to fund drilling and development, with the Company generally responsible for costs in excess of budgeted amounts. The financing of SDP II is non-recourse to the Company's other assets. Pursuant to the terms of the partnership agreement, the ECT affiliate receives 85% of the net cash flows from the subject wells (provided a minimum payment schedule is met) until it has been repaid all of its original investment plus a 15% pre-tax rate of return ("Payout"). Once Payout has occurred, the ECT affiliate's interest will decrease to 25% and the Company's interest will increase to 75%. SDP II has the option to prepay the ECT affiliate's investment and accelerate the ownership change. If such prepayment is from financing activities instead of cash flow from operations, the Company is required to make an additional payment to the ECT affiliate equal to 10% of the ECT affiliate's net investment (funds advanced less distributions received) and five percent of the unfunded portion of the ECT affiliate's commitment.

      In the Prospectus relating to the Offering, the Company undertook to use up to $14 million contributed from the proceeds of the Offering to prepay the ECT affiliate once the wells in the SDP II program commenced production. As a result of permitting, weather and equipment delays and uncertainties in the SDP II program, management has recommended to the Company's Board of Directors that the Company not make the contribution to SDP II at this time. See Item 5, "Other Information." Once a production history has been established from the wells, management will be able to make an informed decision regarding the prudence of accelerating the increase in the Company's interest in SDP II. If advisable at that time, the Company may use available cash or borrowings under its credit facility to cause the increase in the Company's interest in SDP II. As of March 31, 1997, the ECT affiliate had contributed (inclusive of income (loss) allocations) $7,453,000 and the Company had contributed $7,547,000 (of which $2,472,000 represents a short term loan to the partnership and will be repaid by the ECT affiliate).

HEDGING ACTIVITIES

      The Company continues to utilize financial futures to hedge its natural gas production. In the first quarter of 1996, total natural gas revenue decreased by $545,000 compared to a decrease of $541,000 for the first quarter of 1997 as a result of its hedging position. As of March 31, 1997, the Company had 2.28 Bcf hedged from April, 1997 through December, 1997 at an average price of $2.06 per Mcf. The Company estimates that as of March 31, 1997, the value of its hedged position was approximately $380,000. Although hedging reduces the Company's susceptibility to declines in the sales prices of its natural gas production, it also prevents the Company from receiving the full benefit of any increases in the sales prices of such production. Further, significant reductions in production at times when the Company's production is hedged could require the Company to make payments under the hedge agreements in the absence of offsetting income.

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

ACCOUNTING PRONOUNCEMENTS

      Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding without the dilutive effects of common stock equivalents (options, warrants, etc.). Diluted earnings per share, giving effect for common stock equivalents, will be reported when SFAS 128 is adopted in the fourth quarter of 1997.

                         PART II -- OTHER  INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

      The Company is a defendant in a suit styled H.E. (GENE) HOLDER, JR. AND DAN H. MONTGOMERY V. OFFSHORE ENERGY DEVELOPMENT CORPORATION, which was filed in 1995 alleging that the idea, design, and location of the Dauphin Island Gathering System, which the Company developed and operates, as an intrastate gas gatherer regulated by the Federal Energy Regulatory Commission under Section 311 of the Natural Gas Policy Act of 1978 was a confidential trade secret owned by the plaintiffs which had been revealed to the Company during confidential discussions in furtherance of a proposed joint venture. The plaintiffs further alleged that the Company made misrepresentations regarding its intention to form a joint venture with the plaintiffs in order to obtain the confidential information and to induce the plaintiffs into executing a confidentiality agreement which thereafter prevented the plaintiffs from further pursuing the project independently. The plaintiffs also alleged that the Company orally agreed to form a joint venture and that the Company breached its fiduciary duties to the plaintiffs. As a consequence, the plaintiffs alleged "millions of dollars in profits" as actual damages and also sought the award of unspecified punitive damages, attorneys' fees, pre- and post-judgment interest and costs of suit.

      On March 10, 1997, the Company filed a motion for summary judgment as to all of the plaintiffs' claims. Subsequently, the plaintiffs amended their petition, dropping their claims of misrepresentation and conversion of trade secrets and adding a claim of alleged fraudulent inducement to execute a covenant not to compete. Further, the plaintiffs specified that they seek $6.5 million in actual damages and punitive damages of five times the amount of actual damages. The Company denies the plaintiffs' claims. Oral argument on the Company's motion for summary judgment will be heard in May 1997, and trial is set for September 29, 1997. Although a decision adverse to the Company in this litigation could have a material adverse effect on the Company's financial condition and results of operation, the Company does not believe that the final resolution of this case will result in a material liability to the Company.

ITEM 2.     CHANGES IN SECURITIES.

      (a)   Not applicable.

      (b)   Not applicable.

      (c)   Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

      Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 5.     OTHER INFORMATION.

      On April 18, 1997, the Company confirmed that its results of operations for 1997 will be adversely affected by the cumulative effect of a number of developments in its exploration and development activities during the preceding several months, but that none of such developments would affect the Company's total proved natural gas reserves as of December 31, 1996 as reflected in the Company's Annual Report on Form 10-K for 1996 (the "Annual Report").

      In early 1997, the Company was unsuccessful in its attempts to restore production on its B-6 well in Block 162 of the South Timbalier area of the Gulf of Mexico. The Company had drilled, completed and commenced production from this well in 1990, but production ceased in 1993 because of mechanical problems. In the first quarter of 1997, the Company attempted to repair the problems in the lower of the two completions of this well. These efforts proved unsuccessful, however, and a side track drilled from this wellbore was not productive. Accordingly, the Company does not expect additional production from this well and the Company's results for the first quarter of 1997 reflect an approximately $3.6 million charge. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." No reserves were previously booked from the B-6 well in the Company's Annual Report.

      In addition, as reflected in the Annual Report, the early results from the wells in the Company's drilling and development partnership with an affiliate of Enron Capital & Trade Resources Corp., South Dauphin II Limited Partnership ("SDP II"), have been disappointing. The wells in the SDP II program consisted of one well on South Timbalier Block 162, offshore Louisiana, and four wells on four blocks in the Viosca Knoll area, offshore Alabama. The South Timbalier well, known as the B-8, was drilled and commenced production in September 1996. However, as a result of excessive water production, the B-8 well ceased production in February of 1997, having produced less than 25% of the reserves attributed to it by the Company's independent reservoir engineers. Although the Company believes that drilling a side track from this wellbore at some point in the future could restore production, there can be no assurance that this approach would be successful or economic, and the Company has no current plans to perform such operations at this time. In any event, 1997 results of operations will not reflect expected production from this well.

      The four wells in the Viosca Knoll area were drilled during the third and fourth quarters of 1996; the Company successfully encountered reservoir sand thickness consistent with expectations in all four wells. One of these wells was expected to commence production in January 1997 with the others by early April; however, weather problems and regulatory delays have postponed projected first production on all the wells until at least May. During this delay period, the Company performed flow tests on the four wells. Two of the well test results were below expectations and below average compared to almost twenty other Miocene wells the Company has drilled in the region. Although this may indicate correctable well completion problems, it is uncertain whether flow rates from these wells will meet the Company's original expectations.

      Additionally, the SDP II program has experienced cost overruns of approximately 20%. The South Timbalier well encountered mechanical problems in connection with attempts to complete a secondary sand, and SDP II expended funds attempting to stop the water production from the primary sand of the B-8 well. The initial flow test problems on Viosca Knoll 123 led SDP II to side track that well.

      In the prospectus relating to the Company's initial public offering in November 1996, the Company earmarked approximately $14 million of the net proceeds of the offering for a contribution to SDP II in order to accelerate an increase in the Company's interest in that partnership. Based on management's ongoing analysis of the disappointing well completion results to date in that partnership and other factors, management has recommended to the Company's Board of Directors that the Company not make the contribution to SDP II but use the $14 million to pursue other exploration and development opportunities that management considers more attractive.

      The Company also has engaged a financial advisor for the purpose of identifying and evaluating potential transactions to access capital for the exploitation of the Company's increasing inventory of what the Company believes to be high quality exploration and development prospects. Any such transaction could take a variety of forms including, without limitation, a partnership, joint venture, equity financing or business combination.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   The following exhibits are filed with this report:

Exhibit

NUMBER      DESCRIPTION OF EXHIBIT

   27       -  Financial Data Schedule.

      (b) The Company filed a report on Form 8-K dated December 31, 1997 to report the merger of Dauphin Island Gathering Partners with Main Pass Gas Gathering Company.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OFFSHORE ENERGY DEVELOPMENT

                                                CORPORATION

Date: May 14, 1997               By: /S/ DOUGLAS H. KIESEWETTER
                                          Douglas H. Kiesewetter

                                Executive Vice President and Chief Operating
                                Officer (for the registrant and as its principal financial officer)