Form 10-Q
period 1997-06-30
OFFSHORE ENERGY DEVELOPMENT CORP
filed 1997-08-14
CIK 1020503

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

                                       OR

      [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO ____________


                         COMMISSION FILE NUMBER: 0-21663

                     OFFSHORE ENERGY DEVELOPMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                              76-0509791
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

           1400 WOODLOCH FOREST DRIVE, SUITE 200
                  THE WOODLANDS, TEXAS                      77380
         (Address of principal executive offices)         (Zip Code)

                                 (281) 364-0033
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [_]

As of August 14, 1997, there were 8,701,885 shares of the registrant's Common Stock, par value $.01 per share, outstanding.
================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                     OFFSHORE ENERGY DEVELOPMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,      June 30,
                                                                        1996            1997
                                                                                    (Unaudited)
                                                                    ------------    ------------
Assets
  Current Assets:
     Cash and cash equivalents ..................................   $ 18,407,768    $  1,605,792
     Accounts receivable - trade, net ...........................      2,308,439       2,011,939
     Accounts receivables - affiliate ...........................         87,979         290,135
     Accounts receivable - other ................................      1,788,284       1,351,597
     Prepaids and other assets ..................................         45,491         204,524
                                                                    ------------    ------------
          Total current assets ..................................     22,637,961       5,463,987


     Oil and gas properties - at cost (successful efforts method)     36,769,166      51,247,895
     Other property and equipment ...............................        372,946         647,687
     Accumulated depreciation, depletion and amortization .......    (11,439,301)    (13,684,180)
                                                                    ------------    ------------
                                                                      25,702,811      38,211,402
     Investments in affiliates and others .......................        729,784       1,612,815
     Investments in certificates of deposits, restricted ........      1,445,442       1,780,973
     Deferred and other assets ..................................        424,855         297,893
                                                                    ------------    ------------
          Total Assets ..........................................   $ 50,940,853    $ 47,367,070
                                                                    ============    ============

Liabilities and Stockholders' Equity (Deficit)
  Current Liabilities:
     Accounts payable ...........................................   $  6,392,031    $  6,802,158
     Capital lease payable - current ............................        187,444         176,505
     Accrued liabilities ........................................        404,138            --
                                                                    ------------    ------------
          Total current liabilities .............................      6,983,613       6,978,663

  Deferred tax liability ........................................      1,442,844         233,028
  Capital lease payable - noncurrent ............................        462,380         397,130
  Reserve for abandonment .......................................        480,906         535,608
                                                                    ------------    ------------
          Total Liabilities .....................................      9,369,743       8,144,429


  Stockholders' Equity:
     Preferred stock, $.01 par value, authorized 1,000,000
       shares, none issued or outstanding .......................           --              --
     Common stock - Offshore Energy Development Corporation
       $.01 par value; authorized 10,000,000 shares; issued
       and outstanding 8,701,885 at December 31, 1996 and
       June 30, 1997 ............................................         87,019          87,019
     Additional paid-in capital .................................     42,645,778      42,645,778
     Accumulated deficit ........................................     (1,161,687)     (3,510,156)
                                                                    ------------    ------------
          Total stockholders' equity ............................     41,571,110      39,222,641

  Commitments and contingencies
  Total Liabilities and Stockholders' Equity ....................   $ 50,940,853    $ 47,367,070
                                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                     OFFSHORE ENERGY DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three Months Ended               Six Months Ended
                                                                  ---------------------------     ---------------------------
                                                                    June 30,        June 30,        June 30,        June 30,
                                                                      1996            1997            1996            1997
                                                                 (Predecessors)    (Company)     (Predecessors)    (Company)
                                                                  (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                                  ------------    ------------    ------------    ------------
Income:
        Exploration and production ............................   $  2,261,542    $  2,165,793    $  5,548,829    $  4,352,041
        Pipeline operating and marketing ......................        227,736         258,927         493,750         543,522
        Equity in earnings of equity investments ..............         19,405          29,750          23,171          40,722
        Gain (loss) on sales of oil and gas properties
                 or partnership investments, net ..............        (25,190)            123      10,661,433           3,383
                                                                  ------------    ------------    ------------    ------------
                    Total Income ..............................      2,483,493       2,454,593      16,727,183       4,939,668
                                                                  ------------    ------------    ------------    ------------


Expenses:
        Operations and maintenance ............................        550,060         524,538       1,025,003       1,037,363
        Exploration charges ...................................        331,422         642,383         421,368       4,574,717
        Depreciation, depletion and amortization ..............      1,326,500       1,128,727       2,876,566       2,159,489
        Abandonment expense ...................................         34,322          98,125         216,121         134,238
        General and administrative ............................        613,370         786,572       1,154,915       1,552,543
                                                                  ------------    ------------    ------------    ------------
                   Total Expenses .............................      2,855,674       3,180,345       5,693,973       9,458,350
                                                                  ------------    ------------    ------------    ------------

Earnings (loss) before interest and taxes .....................       (372,181)       (725,752)     11,033,210      (4,518,682)


Interest Income (Expense) and Other:
        Interest expense ......................................       (261,767)        (14,283)       (622,132)        (86,154)
        Interest income and other, net ........................        (69,878)        846,589         (64,823)      1,046,551
                                                                  ------------    ------------    ------------    ------------
                   Total Interest Income (Expense) and Other ..       (331,645)        832,306        (686,955)        960,397
                                                                  ------------    ------------    ------------    ------------

Income (Loss) Before Income Taxes .............................       (703,826)        106,554      10,346,255      (3,558,285)
Income Tax Benefit (Expense) ..................................            893         (36,229)        (13,130)      1,209,816
                                                                  ------------    ------------    ------------    ------------
Net Income (Loss) .............................................       (702,933)         70,325      10,333,125      (2,348,469)
        Preference unit payments and accretion of discount ....       (446,619)           --          (893,238)           --
                                                                  ------------    ------------    ------------    ------------
Income (loss) available to common unit holders and
        stockholders ..........................................   $ (1,149,552)   $     70,325    $  9,439,887    $ (2,348,469)
                                                                  ============    ============    ============    ============
Income (loss) available to common unit holders and
        stockholders per common share .........................   $      (0.23)   $       0.01    $       1.87    $      (0.27)
                                                                  ============    ============    ============    ============
Weighted average number of common shares and
        common share equivalents outstanding ..................      5,051,882       8,701,885       5,051,882       8,701,885
                                                                  ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                     OFFSHORE ENERGY DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Six Months Ended Six Months Ended
                                                      June 30, 1996    June 30, 1997
                                                      (Predecessors)     (Company)
                                                        (Unaudited)     (Unaudited)
                                                       ------------    ------------
Operating Activities
  Net income (loss) ................................   $ 10,333,125    $ (2,348,469)
  Adjustments to reconcile net income (loss) to
     cash provided by (used in) operations
     Depreciation, depletion and amortization ......      2,954,580       2,199,130
     Abandonment expense ...........................         68,944          44,761
     Gain on sales, net ............................    (10,661,433)          3,383
     Dry hole expense ..............................           --         3,770,997
     Equity in earnings of equity investments ......        (23,171)        (40,722)
     Change in interest of oil and gas partnerships          (1,269)      4,294,446
     Deferred taxes ................................         13,130      (1,209,816)
     Changes in assets and liabilities:
       Accounts receivable .........................        464,203          46,535
       Deferred and other assets ...................     (1,528,034)        275,001
       Accounts payable ............................     (1,220,361)        714,661
       Accrued liabilities .........................        568,788        (384,740)
                                                       ------------    ------------
          Total adjustments ........................     (9,364,623)      9,713,636
                                                       ------------    ------------

            Net cash provided by
               operating activities ................        968,502       7,365,167

Investing Activities
  Investment in equity interests ...................       (252,678)       (842,309)
  Repayments from equity investees .................        512,640            --
  Proceeds from the sales of properties and other
     investments ...................................     11,340,093          50,000
  Restricted investments in certificates of deposit        (560,349)       (335,531)
  Sale of property and equipment ...................           --              --
  Capital expenditures for property and equipment ..       (758,292)    (22,963,114)
                                                       ------------    ------------
            Net cash provided by (used in)
               investing activities ................     10,281,414     (24,090,954)

Financing Activities
  Principal payments on borrowings .................     (9,760,962)           --
  Preference unit payments .........................       (540,000)           --
  Principal payments on capital lease ..............        (81,805)        (76,189)
                                                       ------------    ------------
            Net cash used in financing
               activities ..........................    (10,382,767)        (76,189)

            Increase (decrease) in cash and
               cash equivalents ....................        867,149     (16,801,976)
  Cash and cash equivalents balance,
     beginning of period ...........................        710,306      18,407,768
                                                       ------------    ------------
  Cash and cash equivalents balance,
     end of period .................................   $  1,577,455    $  1,605,792
                                                       ------------    ------------

  Supplemental disclosures of cash flow information:
     Cash paid during the period for interest ......   $    307,762    $     36,881
                                                       ============    ============
     Cash paid during the period for income taxes ..   $       --      $       --
                                                       ============    ============

  Supplemental disclosure of non-cash activity:
     Accretion of discount on preference units .....   $    353,238    $       --

           See accompanying notes to consolidated financial statements

                     OFFSHORE ENERGY DEVELOPMENT CORPORATION
              Notes to Unaudited Consolidated Financial Statements

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements include, in the opinion of management, all adjustments necessary to present fairly the consolidated financial position of Offshore Energy Development Corporation ("OEDC" or the "Company") at June 30, 1997 and its results of operations and cash flows for the three and six months ended June 30, 1997 and 1996. The financial statements should be read in conjunction with the historical financial statements and notes to the consolidated historical financial statements of Offshore Energy Development Corporation as of and for the period ended December 31, 1996.

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

                     OFFSHORE ENERGY DEVELOPMENT CORPORATION
              Notes to Unaudited Consolidated Financial Statements

Prior to the Combination, Partners was a limited partnership. As such, it was not subject to federal income taxes; the taxable income or loss was passed through to the partners.

      PRINCIPLES OF CONSOLIDATION

      The Company's investments in associated oil and gas partnerships are accounted for using the proportionate consolidation method, whereby the Company's proportionate share of each oil and gas partnerships' assets, liabilities, revenues, and expenses is included in the appropriate classifications in the Company's financial statements. Investments in non-oil and gas partnerships where the Company has ownership interest of less than 50% are accounted for on the equity method, and all investments with an ownership interest of less than 20% are accounted for on the cost method. All of the Company's material intercompany accounts and transactions have been eliminated in the consolidation.

      The consolidated financial statements include the consolidated accounts of Inc. and Partners prior to the Combination. The consolidated financial statements are presented due to Inc.'s sole general partner interest in and control over Partners.

3.    CREDIT FACILITY

      In 1996, the Company entered into a two-year $10,000,000 line of credit with Union Bank of California, N.A. At June 30, 1997, the borrowing base was $3,125,500 with no amounts outstanding under this facility. The borrowing base is reduced by $312,500 per month through August 31, 1997, by $250,000 per month for the succeeding six months and by $166,667 per month for the final six months of the agreement, unless changed by the bank at the time of a borrowing base redetermination. The borrowing base is to be redetermined every six months. Borrowings under this facility bear interest at a rate equal to, at the Company's option, either the bank's reference rate plus 1% or LIBOR plus 2.5%.

      Subsequent to June 30, 1997, the line of credit agreement was restated, raising the borrowing base to $11,000,000 and extending the commitment period of the agreement to September 30, 1999. The borrowing base is reduced by $550,000 for the first twelve months after September 30, 1997, by $440,000 per month for the succeeding six months and by

                     OFFSHORE ENERGY DEVELOPMENT CORPORATION
              Notes to Unaudited Consolidated Financial Statements

$293,333 for the final six months of the agreement, unless changed by the bank at the time of a borrowing base redetermination. The borrowing base is to be redetermined every three months.

4.    SALE OF INVESTMENT IN PARTNERSHIP AND OIL AND GAS PROPERTIES

      During the six months ended June 30, 1996, the Company sold approximately 96% of its interest in Dauphin Island Gathering Partners ("DIGP") to a subsidiary of MCN Investment Corporation ("MCN"). The Company received net proceeds of approximately $10,800,000 from MCN resulting in a gain of approximately $10,800,000. The Company continues to operate DIGP and retained a 1% ownership interest.

      Also, during the first half of 1996, the Company sold its interest in a non-producing oil and gas property for approximately $500,000 resulting in a loss of $166,000.

5.    ABANDONMENT OF OIL AND GAS PROPERTIES

      The Company's oil and gas properties are accounted for on the successful efforts method. The successful efforts method requires that exploratory dry holes be expensed as incurred. During the six months ended June 30, 1997, approximately $3,800,000 was charged to operations for exploratory dry holes; no such charge was recorded for the six months ended June 30, 1996.

6.    NATURAL GAS HEDGING ACTIVITIES

      The Company periodically enters into natural gas price swaps with third parties to hedge against potential adverse effects of fluctuations in future prices for the Company's anticipated production volumes based on current engineering estimates. At June 30, 1997, the Company had commitments under natural gas price swaps for volumes of 1.8 Bcf at prices from $2.01 to $2.23 per mmbtu. Such commitments expire periodically through December 1997. At June 30, 1997, the Company estimates the cost of unwinding these positions to be $197,000.

7.    OTHER INCOME

      As a result of a settlement over disputed mineral rights with a third party, the Company recorded a settlement of $734,000 during the second quarter of 1997. The amount was paid to the Company in July 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      Offshore Energy Development Corporation ("Company") was formed for the purpose of becoming the holding company for OEDC, Inc. and OEDC Partners, L.P. pursuant to the terms of an Agreement and Plan of Reorganization dated August 30, 1996 (the "Combination"). Under the terms of the Combination, which was consummated on November 6, 1996, the Company (i) acquired all of the outstanding capital stock of OEDC, Inc. previously owned by Company management and by Natural Gas Partners, L.P. ("NGP"), (ii) acquired by merger 50% of the common limited partnership units of OEDC Partners, L.P. from the Texas corporation having the same name as the company, and (iii) acquired 50% of the common units of OEDC Partners, L.P. held by NGP and certain of its employees. The Company completed an initial public offering (the "Offering") of shares of its common stock contemporaneously with the consummation of the Combination.

      This report contains certain forward-looking statements regarding the Company's future financial condition, results of operations, liquidity and prospects and the Company's business operations. The words "expect," "estimate," "anticipate," "predict" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in a forward- looking statement. Such risks and uncertainties include, but are not limited to, those relating to: (i) the speculative nature of the assumptions underlying the forward-looking statements, (ii) the volatility of natural gas and oil prices, (iii) the Company's ability to replace its reserves,
(iv) the costs and uncertainties relating to oil and gas exploration and development, (v) the substantial capital requirements associated with the Company's business strategy, and (vi) the other risks and uncertainties described herein and in the other documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

      INCOME. Total Income for the Company decreased slightly by $28,000 (1%) from $2,483,000 in the three months ended June 30, 1996 to $2,455,000 in the three months ended June 30, 1997. The relatively comparable income was primarily the result of increased natural gas prices received by the Company offset by declines in natural gas volumes produced.

      Exploration and production revenue decreased $96,000 (4%) from $2,262,000 in the three months ended June 30, 1996 to $2,166,000 in the three months ended June 30, 1997. Production volumes decreased from 1.19 Bcf to 1.07 Bcf (a 10% decrease) in the three months ended June 30, 1996 and 1997, respectively. The production decrease was attributable to expected production declines at the Company's Mobile area 959 cluster and South Timbalier 162 B7 well, which were partially offset by increased production volumes from the Company's successful Viosca Knoll block 24 sidetrack drilling operation in the fourth quarter of 1996 and initial production from the Company's successful drilling efforts at South Timbalier 161 and North Padre Island A59. The South Timbalier 161 D5 well (100% working interest) commenced production in late April 1997 and the North Padre Island A59 A4 well (60.6% working interest) commenced production in early June 1997. The decrease in production volumes was offset by higher natural gas prices. Average natural gas prices received (inclusive of hedging) were $1.90 per Mcf in the three months ended June 30, 1996 compared to $2.03 per Mcf in the three months ended June 30, 1997, respectively (a 7% increase).

      Pipeline operating and marketing income increased by $31,000 (14%) from $228,000 for the three month period ended June 30, 1996 to $259,000 for the three month period ended June 30, 1997. The Company receives a management fee of $188,000 per quarter for operating the Dauphin Island Gathering System (the "DIGS"). The Company also markets third-party gas on a limited basis. Marketing revenue received in the second quarter of 1997 was $71,000.

      EXPENSES. Total expenses increased by $324,000 (11%) from $2,856,000 for the second quarter of 1996 compared to $3,180,000 for the second quarter of 1997.

      Operations and maintenance expense remained relatively stable for the second quarter of 1997 at $525,000 compared to $550,000 for the second quarter of 1996 (a 5% decrease). In general, a significant portion of operations expense is fixed and, therefore, does not fluctuate from period to period as changes occur in production volume and prices received for those volumes. However, operation expenses are expected to increase as a result of the South Timbalier 161 D5 well and the North Padre A59 platform coming online in the second quarter of 1997 as noted above.

      Exploration charges increased $311,000 from $331,000 in the second quarter of 1996 to $642,000 in the second quarter of 1997. The increase was primarily attributable to seismic related charges of $494,000 in the second quarter of 1997 compared to seismic charges of $229,000 in the comparable quarter in 1996. The 1997 expenditures consisted of geological consulting, seismic data and processing for areas offshore Louisiana covering blocks recently acquired by the Company in a recent Federal lease sale and areas offshore Texas. As a result of the Company's use of the successful efforts method of accounting, the Company expenses rather than capitalizes geological and seismic costs. The Company also incurred $114,000 of dry hole cost in the second quarter of 1997 associated with the South Timbalier 162 dry hole that was drilled in the first quarter of 1997, as additional charges related to the drilling of that well were received in the second quarter of 1997.

      As a result of natural gas production volumes decreasing by 10% for the three months ended June 30, 1997 compared to the same period in 1996, the Company's depreciation, depletion and amortization ("DD&A") decreased by $198,000 (15%). The Company's average DD&A rates per Mcf of production were $1.12 per Mcf and $1.06 per Mcf for the second quarter of 1996 and 1997, respectively. The decline in average DD&A rate per Mcf was due to decreased production as a result of expected production decline from the Company's Mobile Area 959 cluster, which had a high finding cost per Mcf as compared to other Company production.

      Abandonment expense increased 188% from $34,000 in the second quarter of 1996 to $98,000 in the second quarter of 1997. The Company incurred cash abandonment expense of $89,000 relating to a previous abandonment of the Company's Eugene Island 163 block and abandonment accruals of $9,000 in the second quarter of 1997 compared to abandonment accruals of $34,000 in the second quarter of 1996.

      General and administrative expenses increased $174,000 (28%) from $613,000 for the three months ended June 30, 1996 to $787,000 for the three months ended June 30, 1997. The increase was attributable to additional staffing in anticipation of increased exploration and development activities combined with annual compensation increases.

      INTEREST INCOME (EXPENSE). The Company incurred net interest expense (net of interest income) of $225,000 for the second quarter of 1996 compared to net interest income of $98,000 for the second quarter of 1997. The net interest expense in the second quarter of 1996 primarily represented interest paid to an affiliate of Enron Corp. ("Enron") relating to borrowings utilized for working capital and hedging needs. The reason the Company received net interest income in the second quarter of 1997 compared to a net interest expense in the second quarter of 1996 was the result of paying off all outstanding debt after the Offering in November, 1996 coupled with increased interest income from increased cash balances following the Offering.

      NET INCOME (LOSS). The Company had a net loss before income taxes of $704,000 in the second quarter of 1996 compared to net income of $107,000 in the second quarter of 1997. The net loss for the second quarter of 1996 was primarily the result of general and administrative expenses at a level that supported the Company's projected increases in development activities and partially due to the Company's successful efforts method of accounting that requires the Company to expense rather than capitalize exploration activities (dry holes, seismic charges and lease rentals). As a result of a settlement over disputed mineral rights with an oil and gas company, the Company recorded $734,000 of settlement income during the second quarter of 1997. The $734,000 was paid to the company early in the third quarter of 1997. Net income (loss) after giving effect to income taxes and tax benefits was a net loss of $703,000 in the second quarter of 1996 compared to net income of $70,000 for the second quarter of 1997.

      Income (loss) available to common unit holders and stockholders, which gives effect to preference unit payments and accretion of discount, was a loss of $1,150,000 in the three month period ended June 30, 1996 compared to net income of $70,000 in the three month period ended June 30, 1997. In the fourth quarter of 1996, the Company redeemed all of the outstanding preference units of OEDC Partners, L.P. with proceeds of the Offering. Therefore, in periods after the fourth quarter of 1996 all net income will be available to common stockholders.

      During the second quarter of 1996, the Company made preference payments to NGP totaling $270,000. The Company began accreting the $2 million discount of preference units following the purchase of additional preference units by NGP in 1995. The accretion of discount was $177,000 in the second quarter of 1996. As the Company redeemed all preference units outstanding following the Offering, the Company will not incur accretion of discount charges nor will preference payments have to be made.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

      INCOME. Total income for the Company decreased by $11,787,000 (70%) from $16,727,000 in the six months ended June 30, 1996 to $4,940,000 in the six months ended June 30, 1997. The higher income amount in the first two quarters of 1996 was primarily attributable to the Company's sale of all but a one percent general partnership interest in Dauphin Island Gathering Partners ("DIGP"), the partnership that owns the DIGS, which resulted in a gain of $10,827,000.

      Exploration and production revenue decreased $1,197,000 (22%) from $5,549,000 in the six months ended June 30, 1996 compared to $4,352,000 in the six months ended June 30, 1997. Production volumes decreased from 2.52 Bcf to
2.12 Bcf (a 16% decrease) in the six months ended June 30, 1996 and 1997, respectively. The production decrease was attributable to expected production declines at the Company's Mobile area 959 cluster and South Timbalier 162 B7 well, which were partially offset by increased production volumes from the Company's successful Viosca Knoll block 24 sidetrack drilling operation in the fourth quarter of 1996 and initial production from the Company's successful drilling efforts at South Timbalier 161 and North Padre Island A59. The South Timbalier 161 D5 well (100% working interest) commenced production in late April 1997 and the North Padre Island A59 A4 well (60.6% working interest) commenced production in early June 1997. The decrease in production volume was negatively impacted by lower average natural gas prices. Average natural gas prices received (inclusive of hedging) were $2.20 per Mcf in the six months ended June 30, 1996 compared to $2.05 per Mcf in the six months ended June 30, 1997 (a 7% decrease).

      Pipeline operating and marketing income increased by $50,000 (10%) from $494,000 for the six month period ended June 30, 1996 to $544,000 for the six month period ended June 30, 1997. The Company receives management fees of $63,000 per month for operating the DIGS. The Company also markets third-party gas on a limited basis. Marketing revenue received in the first two quarters of 1997 was $169,000.

      EXPENSES. Total expenses increased by $3,764,000 (66%) from $5,694,000 for the first two quarters of 1996 to $9,458,000 for the first two quarters of 1997.

      Operations and maintenance expense remained relatively stable for the first two quarters of 1997 at $1,037,000 compared to $1,025,000 for the second quarter of 1996 (a 1% increase). In general, a significant portion of operations expense is fixed and, therefore, does not fluctuate from period to period as changes occur in production volume and prices received for those volumes. However, operation expenses are expected to increase as a result of the South Timbalier 161 D5 well and the North Padre A59 platform coming online in the second quarter of 1997 as noted above.

      Exploration charges increased $4,154,000 from $421,000 in the first two quarters of 1996 to $4,575,000 in the first two quarters of 1997. The major component of the 1997 increase was attributable to first quarter 1997 charges relating to dry hole expenses of $3,675,000, of which $3,473,000 relates to the Company's unsuccessful attempts to repair and side track out of the existing South Timbalier 162 B6 non-producing wellbore. An additional $220,000 in dry hole expense relates to the Viosca Knoll block 80 dry hole that was drilled in fourth quarter of 1996, as the Company received additional invoices in the first quarter of 1997 relating to the drilling of that well. Also contributing to the increase were additional seismic related charges of $762,000 in the first six months of 1997 compared to seismic charges of $271,000 in the comparable period in 1996. The 1997 expenditures consisted of geological consulting, seismic data and processing for areas offshore Louisiana covering blocks recently acquired by the Company in a recent Federal lease sale and areas offshore Texas. As a result of the Company's use of the successful efforts method of accounting, the Company expenses rather than capitalizes geological and seismic costs.

      As a result of natural gas production volumes decreasing by 16% for the six months ended June 30, 1997 compared to the same period in 1996, the Company's DD&A decreased by $717,000 (25%). The Company's average DD&A rates per Mcf of production were $1.14 per Mcf and $1.02 per Mcf for the first two quarters of 1996 and 1997, respectively. The decline in average DD&A rate per Mcf was due to decreased production as a result of expected production decline from the Company's Mobile Area 959 cluster, which had a high finding cost per Mcf as compared to other Company production.

      Abandonment expense decreased 38% from $216,000 in the first six months of 1996 to $134,000 in the first six months of 1997. The Company incurred cash abandonment expense of $89,000 relating to the previous abandonment of the Company's Eugene Island 163 block platform and abandonment accruals of $45,000 in the first two quarters of 1997. This compares to actual cash abandonment expense of $147,000 relating to the above noted Eugene Island 163 platform and abandonment accruals of $69,000 in the first two quarters of 1996.

      General and administrative expenses increased $397,000 (34%) from $1,155,000 for the six months ended June 30, 1996 to $1,552,000 for the six months ended June 30, 1997. The increase was attributable to additional staffing in anticipation of increased exploration and development activities combined with annual compensation increases.

      INTEREST INCOME (EXPENSE). The Company incurred net interest expense (net of interest income) of $556,000 for the first two quarters of 1996 compared to net interest income of $226,000 for the comparable period in 1997. The net interest expense in the first two quarters of 1996 primarily represented interest paid to an affiliate of Enron relating to borrowings utilized for working capital and hedging needs. The reason the Company received net interest income in the first two quarters of 1997 compared to a net interest expense in the first two quarters of 1996 was the result of paying off all outstanding debt after the Offering in November, 1996 coupled with increased interest income from increased cash balances following the Offering.

      NET INCOME (LOSS). The Company had net income before income taxes of $10,346,000 in the first two quarters of 1996 compared to a net loss of $3,558,000 in the first two quarters of 1997. The net loss in the 1997 period was primarily the result of the above noted dry hole cost during the first quarter of 1997. Net income (loss) after giving effect to income taxes and tax benefits was net income of $10,333,000 in the first two quarters of 1996 compared to a net loss of $2,348,000 for the first two quarters of 1997.

      Income (loss) available to common unit holders and stockholders, which gives effect to preference unit payments and accretion of discount, was net income of $9,440,000 in the six month period ended June 30, 1996 compared to a net loss of $2,348,000 in the six month period ended June 30, 1997. In the fourth quarter of 1996, the Company redeemed all of the outstanding preference units of OEDC Partners, L.P. with proceeds of the Offering. Therefore, in periods after the fourth quarter of 1996 all net income will be available to common stockholders.

      During the first two quarters of 1996, the Company made preference payments to NGP totaling $540,000. The Company began accreting the $2 million discount of preference units following the purchase of additional preference units by NGP in 1995. The accretion of discount was $353,000 in the six months ended June 30, 1996. As the Company redeemed all preference units outstanding following the Offering, the Company will not incur accretion of discount charges nor will preference payments have to be made.

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY

      The Company's cash position decreased by $16,802,000 during the first two quarters of 1997. This decrease is primarily the result of the Company's ongoing investment in oil and gas drilling and development activities.

      Net cash provided by operating activities was $7,365,000 for the six months ended June 30, 1997, as compared to $969,000 for the same period in 1996. The cash provided by operating activities was significantly higher in the first two quarters of 1997 as compared to the first two quarters of 1996 as a result of ordinary changes in current assets and liabilities creating a source of $651,000, a change in oil and gas partnership interest, primarily the South Dauphin II Limited Partnership, providing a source of $4,294,000 (which was offset by a similar amount as investment in oil and gas properties) and $3,771,000 in dry hole expense, primarily relating to the Company's South Timbalier 162 B-6 well, which is added back to net income for purposes of calculating cash provided by operating activities, but is ultimately a use of cash as dry hole expense is considered a capital expenditure.

      Net cash utilized by investing activities was $24,091,000 in the six months ended June 30, 1997 compared to $10,281,000 of cash that was provided for investing activities in the six months ended June 30, 1996. The first two quarters of 1997 use of cash represents the Company's continued investment in various oil and gas projects. The cash provided in the first two quarters of 1996 was the result of selling all but one percent of the Company's general partnership interest in DIGP and selling a non-strategic lease block and generating $11,340,000 from these transactions.

      Financing activities utilized $76,000 of cash in the first six months of 1997 as a result of principal payments on a leased compressor utilized by the Company. During the comparable period in 1996, the Company utilized $10,383,000 which primarily consisted of principal repayment to Enron on outstanding loans.

      In the event the cash flows from the Company's operating activities and credit available under its credit facility described below are not sufficient to fund development costs, or results from drilling are not as successful as anticipated, the Company will either curtail its drilling or seek additional financing to assist in its drilling activities. No assurance may be given that the Company will be able to obtain such additional financing. If the Company is required to curtail its drilling activities, its ability to develop and expand its prospect inventory, as well as its earnings and cash flow from exploration and production activities, will be adversely affected.

      The Company intends to continue its efforts to acquire additional acreage if and when these opportunities become available. Any such acquisition or related drilling on such acquisition could require additional borrowings under the Company's credit facility or additional debt or equity financing. No assurance may be given that the Company will be able to obtain such additional funds.

WORKING CAPITAL

      The Company had a working capital deficit of $1,515,000 as of June 30, 1997. The June 30, 1997 working capital deficit is primarily the result of increased investment in drilling projects and oil and gas leases. The Company periodically has experienced substantial working capital deficits. The Company has incurred substantial expenditures for the acquisition and development of capital assets either on vendor open accounts payable or under short-term financings. The Company has been able to refinance the accounts payable balances by including them in line of credit and longer-term project financings. Generally, capital investments in properties have converted to cash or generated borrowing capacity rapidly enough to finance the Company's working capital deficits. At June 30, 1997, the Company had no amounts outstanding under its credit facility. As of July 8, 1997, the Company increased its lines of credit to $11,000,000 (as detailed below).

FINANCING ACTIVITIES

      The Company budgeted a total of $38.6 million for capital expenditures in 1997. During the first six months of 1997, the Company made capital expenditures of approximately $23.0 million. Given the dynamic nature of the Company's business, management considers it possible that actual capital expenditures in 1997 could exceed the previously budgeted amount. The Company believes that borrowings under the existing credit facility described below and cash flows generated from operations will be sufficient to fund these expenditures. However, no assurance may be given as to the adequacy of these sources.

      CREDIT FACILITY. On July 8, 1997, the Company increased its existing line of credit. The new credit facility is a 27 month line of credit with Union Bank of California, N.A.. Borrowing under the line of credit may not exceed at any time the lesser of $30 million or the borrowing base (computed with reference to the Company's oil and gas reserves and other assets) as determined by the bank in its sole discretion. The borrowing base will be determined at least quarterly. On July 8, 1997, the borrowing base was $11,000,000 and there were no outstanding amounts under this facility as of that date. The credit facility will be interest only for the first three months, and then the borrowing base will be reduced by $550,000 per month for the next 12 months, then by $440,000 per month for the succeeding six months and by $293,000 per month for the final six months of the agreement, unless changed by the bank at the time of a borrowing base redetermination. Borrowings under this facility bear interest at a rate equal to, at the Company's option, either the bank's reference rate plus (.25% to 2.5% depending on amounts outstanding) or LIBOR plus (1.75% to 4.0% depending on amounts outstanding). There were no amounts outstanding under the credit agreement as of June 30, 1997.

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

      Indebtedness under the credit facility is secured by a first lien upon substantially all of the properties owned by OEDC Exploration and Production, L.P. and by the pledge of the Company's limited partnership interests in South Dauphin II Limited Partnership ("SDPII") and its general partnership interest in DIGP. All assets not subject to a lien in favor of the lender are subject to a negative pledge, with certain exceptions.

      SOUTH DAUPHIN II LIMITED PARTNERSHIP The Company and an affiliate of Enron ("ECT affiliate") formed SDPII to fund drilling and development, with the Company generally responsible for costs in excess of budgeted amounts. The financing of SDPII is non-recourse to the Company's other assets. Pursuant to the terms of the partnership agreement, the ECT Affiliate receives 85% of the net cash flows from the subject wells (provided a minimum payment schedule is met) until it has been repaid all of its original investment plus a 15% pre-tax rate of return ("Payout"). Once Payout has occurred, the ECT Affiliate's interest will decrease to 25% and the Company's interest will increase to 75%. SDPII has the option to prepay the ECT Affiliate's investment and accelerate the ownership change. If such prepayment is from financing activities instead of cash flow from operations, the Company is required to make an additional payment to the ECT Affiliate equal to 10% of the ECT Affiliate's net investment (funds advanced less distributions received) and five percent of the unfunded portion of the ECT Affiliate's commitment. During July, 1997 the Company and its Board of Directors elected to not prepay the ECT affiliate investment and accelerate the SDPII payout as previously planned. The Board of Directors concluded such an investment by the Company would be imprudent and a potential waste of the Company's assets unless substantial production history indicates that the acceleration of SDPII payout is financially attractive.

HEDGING ACTIVITIES

      The Company continues to utilize financial futures to hedge its natural gas production. In the first six months of 1996, total natural gas revenue decreased by $822,000 compared to a decrease of $563,000 for the first six months of 1997 as a result of the Company's hedging position. As of June 30, 1997, the Company had 1.80 Bcf hedged from July, 1997 through December, 1997 at an average price of $2.08 per Mcf. The Company estimates that as of June 30, 1997, the cost to unwind its hedged position was approximately $197,000. Although hedging reduces the Company's susceptibility to declines in the sales prices of its natural gas production, it also prevents the Company from receiving the full benefit of any increases in the sales prices of such production. Further, significant reductions in production at times when the Company's production is hedged could require the Company to make payments under the hedge agreements in the absence of offsetting income.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding without the dilutive effects of common stock equivalents (options, warrants, etc.). Diluted earnings per share, giving effect for common stock equivalents, will be reported when SFAS 128 is adopted in the fourth quarter of 1997. The impact of adopting SFAS 128 is anticipated to be immaterial.

      Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129").

SFAS 129 requires that all entities disclose in summary form within the financial statements the pertinent rights and privileges of the various securities outstanding. An entity is to disclose within the financial statements the number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. Other special provisions apply to preferred and redeemable stock. The Company's adoption of SFAS 129 in the fourth quarter of 1997 is not expected to have a material impact on reported results.

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including unrecognized foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997, at which time the Company will adopt the provisions. The Company does not expect SFAS 130 to have a material effect on reported results.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for periods beginning after December 15, 1997, at which time the Company will adopt the provisions. The Company does not expect SFAS 131 to have a material effect on its reported results.

                          PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

      Not applicable.

ITEM 2.     CHANGES IN SECURITIES.

      (a)   Not applicable.

      (b)   Not applicable.

      (c)   Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

      Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company held its 1997 annual meeting of stockholders on May 29, 1997 to elect two directors to serve until the Company's 2000 annual meeting of stockholders and to consider and act upon a proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1997. With respect to the election of directors, of the 6,900,134 shares present at the meeting, (i) 6,845,899 shares were voted for the election of David B. Strassner and authority to vote for Mr. Strassner was withheld with respect to 54,235 shares, and (ii) 6,845,699 shares were voted for the election of R. Gamble Baldwin and authority to vote for Mr. Baldwin was withheld with respect to 54,435 shares. With respect to the proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors, 6,853,649 shares were voted for approval of such proposal, 28,635 shares were voted against approval of such proposal and 17,850 shares abstained. There were no broker nonvotes with respect to such proposal.

ITEM 5.     OTHER INFORMATION.

      Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   The following exhibits are filed with this report:

Exhibit
Number      Description of Exhibit
------      ----------------------

   10       -  First Restated Credit Agreement dated July 8, 1997 by and among
               OEDC Exploration and Production, L.P., Offshore Energy
               Development Corporation, OEDC, Inc., OEDC Partners, L.P., Dauphin
               Island Gathering Company, L.P., OEDC Processing, L.P. and Union
               Bank of California, N.A.

   27       -  Financial Data Schedule.

      (b) The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     OFFSHORE ENERGY DEVELOPMENT
                                           CORPORATION

Date: August 14, 1997                By: /s/ DOUGLAS H. KIESEWETTER
                                         Douglas H. Kiesewetter
                                         Executive Vice President and Chief
                                         Operating Officer (for the registrant
                                         and as its principal financial officer)

                                 EXHIBIT INDEX


Exhibit
Number      Description of Exhibit
------      ----------------------
   10       -  First Restated Credit Agreement dated July 8, 1997 by and among
               OEDC Exploration and Production, L.P., Offshore Energy
               Development Corporation, OEDC, Inc., OEDC Partners, L.P., Dauphin
               Island Gathering Company, L.P., OEDC Processing, L.P. and Union
               Bank of California, N.A.

   27       -  Financial Data Schedule.