Form 10-Q
period 1997-09-30
OFFSHORE ENERGY DEVELOPMENT CORP
filed 1997-11-14
CIK 1020503

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(MARK ONE)
      |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|     No  |_|

As of November 13, 1997, there were 8,701,885 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     OFFSHORE ENERGY DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,          SEPTEMBER 30,
                                                                                                  1996                 1997
                                                                                             ------------          ------------
                                                                                                                    (Unaudited)
ASSETS
  Current assets:
       Cash and cash equivalents ...................................................         $ 18,407,768          $  2,024,302
       Accounts receivable - trade, net ............................................            2,308,439             3,042,222
       Accounts receivable - affiliate .............................................               87,979               329,378
       Accounts receivable - other .................................................            1,788,284             1,505,846
       Prepaids and other assets ...................................................               45,491               500,496
                                                                                             ------------          ------------
            Total current assets ...................................................           22,637,961             7,402,244

       Oil and gas properties-at cost (successful efforts method) ..................           36,769,166            60,415,462
       Other property and equipment ................................................              372,946               689,093
       Accumulated depreciation, depletion and amortization ........................          (11,439,301)          (15,652,751)
                                                                                             ------------          ------------
                                                                                               25,702,811            45,451,804
       Investments in affiliates and others ........................................              729,784             1,655,523
       Investments in certificates of deposits, restricted .........................            1,445,442             2,204,161
       Deferred and other assets ...................................................              424,855               574,013
                                                                                             ------------          ------------

             Total Assets ..........................................................         $ 50,940,853          $ 57,287,745
                                                                                             ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current Liabilities:
       Accounts payable ............................................................         $  6,392,031          $  7,956,296
       Current maturities of long-term debt ........................................                 --                 700,000
       Capital lease payable - current .............................................              187,444               144,161
       Accrued liabilities .........................................................              404,138               628,784
                                                                                             ------------          ------------
             Total current liabilities .............................................            6,983,613             9,429,241

  Long-term debt ...................................................................                 --               8,800,000
  Deferred tax liability ...........................................................            1,442,844                  --
  Capital lease payable - noncurrent ...............................................              462,380               365,880
  Reserve for abandonment ..........................................................              480,906               693,936
                                                                                             ------------          ------------
             Total Liabilities .....................................................            9,369,743            19,289,057

  Stockholders' Equity:
       Preferred stock, $.01 par value, authorized 1,000,000
            shares, none issued or outstanding .....................................                 --                    --
       Common stock - Offshore Energy Development
            Corporation $.01 par value; authorized 10,000,000
             shares; issued and outstanding 8,701,885 at
             December 31, 1996 and September 30, 1997 ..............................               87,019                87,019
       Additional paid-in capital ..................................................           42,645,778            42,645,778
       Accumulated deficit .........................................................           (1,161,687)           (4,734,109)
                                                                                             ------------          ------------
             Total stockholders' equity ............................................           41,571,110            37,998,688
                                                                                             ------------          ------------
  Commitments and contingencies
  Total Liabilities and Stockholders' Equity .......................................         $ 50,940,853          $ 57,287,745
                                                                                             ============          ============

          See accompanying notes to consolidated financial statements.

                     OFFSHORE ENERGY DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS        THREE MONTHS        NINE MONTHS         NINE MONTHS
                                                            ENDED             ENDED                ENDED               ENDED
                                                      SEPTEMBER 30, 1996  SEPTEMBER 30, 1997  SEPTEMBER 30, 1996  SEPTEMBER 30, 1997
                                                        (PREDECESSORS)        (COMPANY)         (PREDECESSORS)       (COMPANY)
                                                         (UNAUDITED)         (UNAUDITED)          (UNAUDITED)       (UNAUDITED)
                                                         -----------         -----------         ------------       ------------
Income:
  Exploration and production .......................     $ 1,665,632         $ 2,681,155         $  7,214,461       $  7,033,196
  Pipeline operating and marketing .................         224,668             279,132              718,418            822,654
  Equity in earnings of equity investments .........          18,582              42,708               41,753             83,430
  Gain on sales of oil and gas properties
      or partnership investments, net ..............            --                57,763           10,661,433             61,146
                                                         -----------         -----------         ------------       ------------
          Total Income .............................       1,908,882           3,060,758           18,636,065          8,000,426
                                                         -----------         -----------         ------------       ------------
Expenses:
  Operations and maintenance .......................         495,929             612,457            1,520,932          1,649,820
  Exploration charges ..............................         497,406             582,457              918,774          5,157,174
  Depreciation, depletion and amortization .........       1,000,216           1,882,060            3,876,782          4,041,549
  Abandonment expense ..............................              94             442,861              216,215            577,102
  General and administrative .......................         467,676             930,698            1,622,591          2,483,241
                                                         -----------         -----------         ------------       ------------
          Total Expenses ...........................       2,461,321           4,450,536            8,155,294         13,908,886
                                                         -----------         -----------         ------------       ------------
Earnings (loss) before interest and taxes ..........        (552,439)         (1,389,778)          10,480,771         (5,908,460)

Interest Income (Expense) and Other:
  Interest expense .................................         (87,058)            (66,895)            (709,190)          (153,049)
  Interest income and other, net ...................          23,843                (308)             (40,980)         1,046,243
                                                         -----------         -----------         ------------       ------------
          Total Interest Income (Expense)
               and Other ...........................         (63,215)            (67,203)            (750,170)           893,194
                                                         -----------         -----------         ------------       ------------
Income (Loss) Before Income Taxes ..................        (615,654)         (1,456,981)           9,730,601         (5,015,266)
Income Tax Benefit (Expense) .......................           8,352             233,028               (4,778)         1,442,844
                                                         -----------         -----------         ------------       ------------
Net Income (Loss) ..................................        (607,302)         (1,223,953)           9,725,823         (3,572,422)
  Preference unit payments and accretion
          of discount ..............................        (439,119)               --             (1,332,357)              --
                                                         -----------         -----------         ------------       ------------
Income (loss) available to common unit holders
  and stockholders .................................     $(1,046,421)        $(1,223,953)        $  8,393,466       $ (3,572,422)
                                                         ===========         ===========         ============       ============
Income (loss) available to common unit holders
  and stockholders per common share ................     $     (0.21)        $     (0.14)        $       1.66       $      (0.41)
                                                         ===========         ===========         ============       ============
Weighted average number of common shares
  and common share equivalents outstanding .........       5,051,882           8,701,885            5,051,882          8,701,885
                                                         ===========         ===========         ============       ============

See accompanying notes to consolidated financial statements.

                     OFFSHORE ENERGY DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                                          SEPTEMBER 30, 1996   SEPTEMBER 30, 1997
                                                                                            (PREDECESSORS)          (COMPANY)
                                                                                             (UNAUDITED)           (UNAUDITED)
                                                                                            ------------           ------------
OPERATING ACTIVITIES
   Net income (loss) .............................................................          $  9,725,823           $ (3,572,422)
   Adjustments to reconcile net income (loss) to cash provided by
        (used in) operations
        Depreciation, depletion and amortization .................................             3,984,982              4,106,637
        Abandonment expense ......................................................                68,644                195,512
        Gain on sales, net .......................................................           (10,661,433)               (61,146)
        Dry hole expense .........................................................               301,750              3,971,197
        Equity in earnings of equity investments .................................               (41,753)               (83,430)
        Change in interest of oil and gas partnerships ...........................               753,382              5,645,281
        Deferred taxes ...........................................................                 4,778             (1,442,844)
        Changes in assets and liabilities:
            Accounts receivable ..................................................               755,218               (975,182)
            Deferred and other assets ............................................            (1,910,033)            (1,069,996)
            Accounts payable .....................................................               213,359              3,007,834
            Accrued liabilities ..................................................               550,276                257,450
                                                                                            ------------           ------------
                 Total adjustments ...............................................            (5,980,830)            13,551,313
                                                                                            ------------           ------------
            Net cash provided by operating activities ............................             3,744,993              9,978,891

INVESTING ACTIVITIES
   Investment in equity interests ................................................              (243,748)              (842,309)
   Repayments from equity investees ..............................................               512,640                   --
   Proceeds from the sales of properties and other investments ...................            11,340,093                100,760
   Restricted investments in certificates of deposit .............................               (50,215)              (758,719)
   Capital expenditures for property and equipment ...............................            (4,492,440)           (34,222,306)
                                                                                            ------------           ------------
            Net cash provided by (used in) investing activities ..................             7,066,330            (35,722,574)

FINANCING ACTIVITIES
   Principal payments on borrowings ..............................................           (12,260,962)                  --
   Proceeds from borrowings ......................................................             2,633,606              9,500,000
   Fees paid to acquire financing ................................................               (98,971)                  --
   Preference unit payments ......................................................              (802,500)                  --
   Principal payments on capital lease ...........................................              (110,331)              (139,783)
                                                                                            ------------           ------------
            Net cash used in financing activities ................................           (10,639,158)             9,360,217

            Increase (decrease) in cash and cash equivalents .....................               172,165            (16,383,466)
   Cash and cash equivalents balance, beginning of period ........................               710,306             18,407,768
                                                                                            ------------           ------------
   Cash and cash equivalents balance, end of period ..............................          $    822,471           $  2,024,302
                                                                                            ============           ============

   Supplemental disclosures of cash flow information:
        Cash paid during the period for interest .................................          $    712,545           $    103,199
                                                                                            ============           ============
        Cash paid during the period for income taxes .............................          $       --             $       --
                                                                                            ============           ============

   Supplemental disclosure of non-cash activity:
        Accretion of discount on preference units ................................          $    529,857           $       --

         See accompanying notes to consolidated financial statements.

                     OFFSHORE ENERGY DEVELOPMENT CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements include, in the opinion of management, all adjustments necessary to present fairly the consolidated financial position of Offshore Energy Development Corporation ("OEDC" or the "Company") at September 30, 1997 and its results of operations and cash flows for the three and nine months ended September 30, 1997 and 1996. The financial statements should be read in conjunction with the historical financial statements and notes to the consolidated historical financial statements of Offshore Energy Development Corporation as of and for the period ended December 31, 1996 as presented in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.    PRINCIPLES OF PRESENTATION AND ORGANIZATION

      OEDC is a Delaware corporation formed on July 24, 1996 for the purpose of acquiring the common stock of OEDC, Inc. and the partners' interest in OEDC Partners, L.P. (the "Combination"). At formation, OEDC issued a share of stock to three of its officers.

      The Combination was consummated on November 6, 1996 and OEDC issued 5,051,882 shares of common stock to the stockholders of OEDC, Inc. ("Inc.") and the partners of OEDC Partners, L.P. ("Partners"), collectively (the "Predecessors"). The Combination was accounted for by assigning the Predecessors' carryover basis to the acquired assets. In conjunction with the Combination, the Company completed a public issuance of 3,650,000 shares of common stock.

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

      PRINCIPLES OF CONSOLIDATION

      The Company's investments in associated oil and gas partnerships are accounted for using the proportionate consolidation method, whereby the Company's proportionate share of each oil and gas partnerships' assets, liabilities, revenues, and expenses is included in the appropriate classifications in the Company's financial statements. Investments in non-oil and gas partnerships where the Company has ownership interest of less than 50% are accounted for on the equity method, investments with an ownership interest of less than 20% are accounted for on the cost method. All of the Company's material intercompany accounts and transactions have been eliminated in the consolidation.

      The consolidated financial statements include the consolidated accounts of Inc. and Partners prior to the Combination. The consolidated financial statements are presented due to Inc.'s sole general partner interest and control over Partners.

3.    CREDIT FACILITY

      In 1996, the Company entered into a two-year $10,000,000 line of credit with Union Bank of California, N.A. In July, 1997, the line of credit agreement was restated, raising the borrowing base to $11,000,000 and extending the commitment period of the agreement to September 30, 1999. On November 7, 1997, the credit facility was revised, increasing the borrowing base to $16 million. Beginning January 31, 1998, the borrowing base is reduced by $800,000 per month for the first twelve months, by $640,000 per month for the succeeding six months and by $450,000 per month for the final two months of the agreement, with a balloon payment at maturity for any outstanding amounts, unless changed by the bank at the time of a borrowing base redetermination. Borrowings under this facility bear interest at a rate equal to, at the Company's option, either the bank's reference rate plus .25% to 2.5% depending on amounts outstanding or LIBOR plus 1.75% to 4.0% depending on amounts outstanding. At September 30, 1997, there was $9.5 million outstanding under this facility and the classification of the outstanding balance between current and long-term is reflective of the terms of the restated credit agreement.

      The credit facility contains restrictive covenants imposing limitations of the incurrence of indebtedness, the sale of properties, payment of dividends, mergers or consolidations, capital expenditures, transactions with affiliates, making loans and investments outside the ordinary course of business. The facility requires that the Company maintain at the subsidiary level certain minimum financial ratios including a modified current ratio of at least 1:1 and interest coverage ratio of 2.5:1. In addition, the weighted average maturity of indebtedness incurred on ordinary terms to vendors, suppliers and others supplying goods and services to the Company in the ordinary course of business may not exceed 60 days. The credit facility requires the Company to maintain a certain volume of hedging contracts in effect during the term of the credit facility.

      Indebtedness under the credit facility is secured by a first lien upon substantially all of the properties owned by OEDC Exploration and Production, L.P. and by pledge of the Company's limited partnership interests in South Dauphin II Limited Partnership and its general partnership interest in DIGP. All assets not subject to a lien in favor of the lender are subject to a negative pledge, with certain exceptions.

4.    SALE OF INVESTMENT IN PARTNERSHIP AND OIL AND GAS PROPERTIES

      During the nine months ended September 30, 1996, the Company sold approximately 96% of its interest in Dauphin Island Gathering Partners ("DIGP") to a subsidiary of MCN Investment Corporation ("MCN"). The Company received net proceeds of approximately $10,800,000 from

MCN resulting in a gain of approximately $10,800,000. The Company continues to operate DIGP and retained a 1% ownership interest.

Also, during the first three quarters of 1996, the Company sold its interest in a non-producing oil and gas property for approximately $500,000 resulting in a loss of $166,000.

5.    ABANDONMENT OF OIL AND GAS PROPERTIES

      The Company's oil and gas properties are accounted for on the successful efforts method. The successful efforts method requires that exploratory dry holes be expensed as incurred. During the nine months ended September 30, 1996 and 1997, approximately $300,000 and $4,000,000, respectively, were charged to operations for exploratory dry holes.

6.    NATURAL GAS HEDGING ACTIVITIES

      The Company periodically enters into natural gas price swaps with third parties to hedge against potential adverse effects of fluctuations in future prices for the Company's anticipated production volumes based on current engineering estimates. At September 30, 1997, the Company had commitments under natural gas price swaps for volumes of 1.9 Bcf at prices from $2.009 to 2.755 per mmbtu. Such commitments expire periodically through March 1998. At September 30, 1997, the Company estimates the cost of unwinding these positions to be $805,000.

7.    OTHER INCOME

      As a result of a settlement over disputed mineral rights with a third party, the Company recorded a settlement of $734,000 during the second quarter of 1997. The amount was paid to the Company in July 1997. The Company received an additional $28,000 in the third quarter of 1997 from other working interest owners for reimbursement of legal fees.

8.    HOLDER LAWSUIT

      The Company is a defendant in a suit styled H.E. (Gene) Holder, Jr. and Dan H. Montgomery V. Offshore Energy Development Corporation, which was filed in 1995 alleging that the idea, design and location of the Dauphin Island Gathering System was a confidential trade secret owned by the plaintiffs which had been revealed to OEDC during confidential discussions in furtherance of a proposed joint venture. The plaintiffs alleged that OEDC made misrepresentations regarding its intention to form a joint venture with the plaintiffs in order to obtain the confidential information and to induce the plaintiffs into executing a confidentially agreement which thereafter prevented the plaintiffs from further pursuing the project independently. The plaintiffs also alleged that OEDC orally agreed to form a joint venture and that OEDC breached its fiduciary duties to the plaintiffs. As a consequence, the plaintiffs alleged "million of dollars in profits" as actual damages and also sought the award of unspecified punitive damages, attorneys' fees, pre- and post- judgment interest and costs of suit.

      On March 10, 1997, OEDC filed a motion for summary judgment as to all of the plaintiffs' claims. Subsequently, the plaintiffs amended their petition, dropping their claims of misrepresentation and conversion of trade secrets and adding a claim of alleged fraudulent inducement to execute a covenant not to compete. Further, the plaintiffs specified that they seek $6.5 million in actual damages and punitive damages of five times the amount of actual damages. OEDC denies the plaintiffs' claims. Trial is set for January 5, 1998. Although a decision adverse to the Company in this litigation could have a material adverse effect on OEDC's financial condition and results of operation, OEDC does not believe that the final resolution of the case will result in a material liability to OEDC.

9.    SUBSEQUENT EVENTS

      In September 1997, the Company and Titan Exploration Inc. ("Titan"), entered into an Agreement and Plan of Merger. The merger is expected to be effective in December 1997. As a result of the merger, (i) Titan Offshore, Inc., a wholly owned subsidiary of Titan, will be merged with the Company, and the Company, the surviving corporation in the merger, will become a wholly owned subsidiary of Titan and (ii) each share of the common stock of the Company outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.630 of a share of the common stock of Titan.

      Subsequent to September 30, 1997, the Company was named as a defendant in a suit filed October 20, 1997 in Harris County, Texas. The suit seeks class certification on behalf of certain holders of the Company's common stock, excluding the defendants and holders related to the defendants. The suit alleges generally that the defendants wrongfully made false or misleading statements or omissions relating to the Company's business and prospects in the course of the Company's initial public offering and subsequent thereto. The suit seeks rescission of sales of the Company's common stock and unspecified monetary damages, including punitive damages. The Company and its legal counsel are currently evaluating the claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      Offshore Energy Development Corporation (the "Company") was formed for the purpose of becoming the holding company for OEDC, Inc. and OEDC Partners, L.P. pursuant to the terms of an Agreement and Plan of Reorganization dated August 30, 1996 (the "Combination"). Under the terms of the Combination, which was consummated on November 6, 1996, the Company (i) acquired all of the outstanding capital stock of OEDC, Inc. previously owned by Company management and by Natural Gas Partners, L.P. ("NGP"), (ii) acquired by merger 50% of the common limited partnership units of OEDC Partners, L.P. from the Texas corporation having the same name as the company, and (iii) acquired 50% of the common units of OEDC Partners, L.P. held by NGP and certain of its employees. The Company completed an initial public offering (the "Offering") of shares of its common stock contemporaneously with the consummation of the Combination.

      On November 6, 1997, the Company, Titan Exploration, Inc. ("Titan") and Titan Offshore, Inc., a wholly owned subsidiary of Titan ("Titan Sub"), entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Titan Sub would be merged (the "Merger") with and into the Company with the Company surviving as a wholly owned subsidiary of Titan and each outstanding share of Common Stock, par value $.01 per share, of the Company being converted into the right to receive 0.63 of a share of the Common Stock, par value $.01 per share, of Titan. Consummation of the Merger is subject to the satisfaction of certain conditions, including the approval of the Merger by the stockholders of OEDC and Titan. For more information about the Merger and the Merger Agreement, see "Item 5 - Other Information."

      This report contains certain forward-looking statements regarding the Company's future financial condition, results of operations, liquidity and prospects and the Company's business operations. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in a forward-looking statement. Such risks and uncertainties include, but are not limited to, those relating to: (i) the speculative nature of the assumptions underlying the forward-looking statements, (ii) the volatility of natural gas and oil prices, (iii) the Company's ability to replace its reserves,
(iv) the costs and uncertainties relating to oil and gas exploration and development, (v) the substantial capital requirements associated with the Company's business strategy and the sufficiency of the Company's capital resources to satisfy those requirements, and (vi) the other risks and uncertainties described herein and in the other documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

      INCOME. Total income for the Company increased by $1,152,000 (60%) from $1,909,000 in the three months ended September 30, 1996 to $3,061,000 in the three months ended September 30, 1997.

      Exploration and production revenue increased by $1,015,000 (61%) from $1,666,000 in the three months ended September 30, 1996 to $2,681,000 in the three months ended September 30, 1997. Production volumes increased from 1.10 Bcf to 1.31 Bcf (a 19% increase) in the three months ended September 30, 1996 and 1997, respectively. The production increase was attributable to initial production from the Company's successful drilling efforts at North Padre Island A59 and Viosca Knoll 35. The North Padre Island A59 A4 well commenced production in early June 1997 and the North Padre Island A59 A5 well commenced production in August, 1997 (OEDC has a 60.6% working interest in both North Padre Island wells). Production from the Viosca Knoll 35 well (100% working interest) commenced in August, 1997. The increase in production from the above new wells was partially offset by expected declines in mature fields located at Mobile 959 and South Timbalier 162. Average natural gas prices received (inclusive of hedging) were $1.51 per Mcf in the three months ended September 30, 1996 compared to $2.05 per Mcf in the three months ended September 30, 1997, respectively (a 36% increase).

      Pipeline operating and marketing income increased by $54,000 (24%) from $225,000 for the three month period ended September 30, 1996 to $279,000 for the three month period ended September 30, 1997. The Company receives a management fee of $188,000 per quarter for operating the Dauphin Island Gathering System (the "DIGS"). Effective late September, 1997, the Company elected to resign as operator of the DIGS no later than December 1, 1997. A portion of the DIGS was recently determined to be regulated by the Federal Energy Regulatory Commission, and in connection with the regulated status, the compliance and reporting burden will increase significantly. Therefore, the Company deemed it appropriate to resign as operator to pursue other opportunities. However, the Company will remain as the manager of commercial development and construction and will receive $275,000 per year for these duties compared to the $750,000 per year the Company has received as operator of the system. The Company will perform these duties for a minimum of two years. The Company also markets third-party gas on a limited basis. Marketing revenue received in the three months ended September 30, 1997 was $91,000.

      EXPENSES. Total expenses increased by $1,990,000 (81%) from $2,461,000 for the third quarter of 1996 compared to $4,451,000 for the third quarter of 1997.

      Operations and maintenance expense increased during the third quarter of 1997 to $612,000 compared to $496,000 for the third quarter of 1996 (a 23% increase). In general, a significant portion of operations expense is fixed and, therefore, does not fluctuate from period to period as changes occur in production volume and prices received for those volumes. However, operation expenses increased, as expected, as a result of the North Padre Island A59 platform coming online in the second quarter of 1997 and the Viosca Knoll 35 well commencing production in the third quarter of 1997. Average operations and maintenance expense per Mcf were $.45 per Mcf in the three months ended September 30, 1996 compared to $.47 per Mcf in the three months ended September 30, 1997 (a 4% increase).

      Exploration charges increased $85,000 from $497,000 in the third quarter of 1996 to $582,000 in the third quarter of 1997. The increase was primarily attributable to seismic related charges of $341,000 in the third quarter of 1997 compared to seismic charges of $100,000 in the comparable quarter in 1996. The 1997 expenditures consisted of geological consulting, seismic data and processing for areas offshore Louisiana and Texas covering blocks acquired by the Company in a Federal lease sale. As a result of the Company's use of the successful efforts method of accounting, the Company expenses rather than capitalizes geological and seismic costs.

      As natural gas production volumes increased by 19% for the three months ended September 30, 1997 compared to the same period in 1996, the Company's depreciation, depletion and amortization ("DD&A") increased by $882,000 (88%). The Company's average DD&A rates per Mcf of production were $.91 per Mcf and $1.44 per Mcf for the third quarter of 1996 and 1997, respectively (a 58% increase). The increase in average DD&A rate per Mcf was due to the new production coming on line, which had a higher finding cost than previously existing production. The higher finding cost is partially the result of increased day rates for drilling rigs, boats and equipment used by the Company to drill and develop wells.

      Abandonment expense incurred during the third quarter of 1997 was $443,000 which represents one-time charges of $277,000 associated with the South Timbalier 162 B-6 well and $151,000 associated with non-cash abandonment accruals for the Company's wells and platforms. Abandonment expenses during the similar quarter in 1996 were nominal.

      General and administrative expenses increased $463,000 (99%) from $468,000 in the third quarter of 1996 to $931,000 in the same quarter of 1997. The increase was primarily the result of additional staffing combined with annual compensation increases that occurred in the fourth quarter of 1996. The additional staffing is representative of the Company's increase in scope of operations. Other factors leading to the 1997 increase were various costs associated with the Company's status as a public company and increased insurance costs. Average general and administrative expenses per Mcf were $.43 per Mcf in the three months ended September 30, 1996 compared to $.71 per Mcf in the three months ended September 30, 1997 (a 65% increase).

      INTEREST INCOME (EXPENSE). The Company incurred net interest expense (net of interest income) of $63,000 for the third quarter of 1996 compared to net interest expense of $67,000 for the third quarter of 1997. The 1996 amount represented interest paid to an affiliate of Enron Corp. ("Enron") relating to borrowings utilized for working capital and hedging needs as well as interest paid to a third party on leased equipment. The third quarter of 1997 net interest expense was the result of borrowings on the Company's line of credit with Union Bank as well as interest on leased equipment.

      NET INCOME (LOSS). The Company had a net loss before income taxes of $616,000 in the third quarter of 1996 compared to a net loss of $1,457,000 in the third quarter of 1997. The net loss for the third quarter of 1996 was primarily the result of the Company's successful efforts method of accounting that requires the Company to expense rather than capitalize exploration activities (dry holes, seismic charges and lease rentals). The third quarter of 1997 loss was the result of expensing certain exploration activities, an abandonment charge for a well and increased general and administrative expenses. Net income (loss) after giving effect to income taxes and tax benefits was a net loss of $607,000 in the third quarter of 1996 compared to a net loss of $1,224,000 for the third quarter of 1997.

      Income (loss) available to common unit holders and stockholders, which gives effect to preference unit payments and accretion of discount, was a loss of $1,046,000 in the three month period ended September 30, 1996 compared to a net loss of $1,224,000 in the three month period ended September 30, 1997. In the fourth quarter of 1996, the Company redeemed all of the outstanding preference units of OEDC Partners, L.P. with proceeds of the Offering. Therefore, in periods after the fourth quarter of 1996 all net income will be available to common stockholders.

      During the third quarter of 1996, the Company made preference payments to NGP totaling $263,000. The Company began accreting the $2 million discount of preference units following the purchase of additional preference units by NGP in 1995. The accretion of discount was $177,000 in the third quarter of 1996. As the Company redeemed all preference units outstanding following the Offering, the Company will not incur accretion of discount charges nor will preference payments have to be made.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

      INCOME. Total income for the Company decreased by $10,636,000 (57%) from $18,636,000 in the nine months ended September 30, 1996 to $8,000,000 in the nine months ended September 30, 1997. The higher income amount in the first three quarters of 1996 was primarily attributable to the Company's sale of all but a one percent general partnership interest in Dauphin Island Gathering Partners ("DIGP"), the partnership that owns the DIGS, which resulted in a gain of $10,827,000.

      Exploration and production revenue decreased $181,000 (3%) from $7,214,000 in the nine months ended September 30, 1996 compared to $7,033,000 in the nine months ended September 30, 1997. Production volumes decreased from 3.63 Bcf to
3.43 Bcf (a 6% decrease) in the nine months ended September 30, 1996 and 1997, respectively. The slight production decrease was attributable to expected production declines at the Company's Mobile area 959 cluster and South Timbalier 162 B7 well, which were partially offset by increased production volumes from initial production from the Company's successful drilling efforts at North Padre Island A59 and Viosca Knoll 35. The Viosca Knoll 35 well (100% working interest) commenced production in August 1997 and the North Padre Island A59 A5 well (60.6% working interest) commenced production in August 1997. The decrease in production volume was positively impacted by slightly higher average natural gas prices. Average natural gas prices received (inclusive of hedging) were $1.99 per Mcf in the nine months ended September 30, 1996 compared to $2.05 per Mcf in the nine months ended September 30, 1997 (a 3% increase).

      Pipeline operating and marketing income increased by $105,000 (15%) from $718,000 for the nine month period ended September 30, 1996 to $823,000 for the nine month period ended September 30, 1997. The Company receives a management fee of $188,000 per quarter for operating the DIGS. Effective late September, 1997, the Company elected to resign as operator of the DIGS no later than December 1, 1997. A portion of the DIGS was recently determined to be regulated by the Federal Energy Regulatory Commission, and in connection with the regulated status, the compliance and reporting burden will increase significantly. Therefore, the Company deemed it appropriate to resign as operator to pursue other opportunities. However, the Company will remain as the manager of commercial development and construction and will receive $275,000 per year for these duties compared to the $750,000 per year the Company has received as operator of the system. The Company will perform these duties for a minimum of two years. The Company also markets third-party gas on a limited basis. Marketing revenue received in the first three quarters of 1997 was $260,000.

      EXPENSES. Total expenses increased by $5,754,000 (71%) from $8,155,000 for the first three quarters of 1996 to $13,909,000 for the first three quarters of 1997.

      Operations and maintenance expense increased moderately for the first three quarters of 1997 at $1,650,000 compared to $1,521,000 for the first three quarters of 1996 (an 8% increase). In general, a significant portion of operations expense is fixed and, therefore, does not fluctuate from period to period as changes occur in production volume and prices received for those volumes. However, operation expenses increased, as expected, as a result of the second well at North Padre Island A59 and Viosca Knoll 35 coming online in the third quarter of 1997. Average operations and maintenance expense per Mcf were $.42 per Mcf in the nine months ended September 30, 1996 compared to $.48 per Mcf in the nine months ended September 30, 1997 (a 14% increase).

      Exploration charges increased $4,238,000 from $919,000 in the first three quarters of 1996 to $5,157,000 in the first three quarters of 1997. The major component of the 1997 increase was attributable to first quarter 1997 charges relating to dry hole expenses of $3,675,000, of which $3,473,000 relates to the Company's unsuccessful attempts to repair and sidetrack out of the existing South Timbalier 162 B6 non-producing wellbore. An additional $220,000 in dry hole expense relates to the Viosca Knoll block 80 dry hole that was drilled in fourth quarter of 1996, as the Company received additional invoices in the first quarter of 1997 relating to the drilling of that well. Also contributing to the increase were additional seismic related charges of $1,103,000 in the first nine months of 1997 compared to seismic charges of $371,000 in the comparable period in 1996. The 1997 expenditures consisted of geological consulting, seismic data and processing for areas offshore Louisiana and Texas covering blocks acquired by the Company in a Federal lease sale. As a result of the Company's use of the successful efforts method of accounting, the Company expenses rather than capitalizes such geological and seismic costs.

      Although natural gas production volumes decreased by 5% for the nine months ended September 30, 1997 compared to the same period in 1996, the Company's DD&A increased by $165,000 (4%). The Company's average DD&A rates per Mcf of production were $1.07 per Mcf and $1.18 per Mcf for the first three quarters of 1996 and 1997, respectively (a 10% increase). The increase in average DD&A rate per Mcf was a function of new production coming on line that had a higher finding cost per Mcf as compared to previously existing production. The higher finding cost is partially the result of increased day rates for drilling rigs, boats and equipment used by the Company to drill and develop wells.

      Abandonment expense increased 167% from $216,000 in the first nine months of 1996 to $577,000 in the first nine months of 1997. The Company incurred cash abandonment expense of $104,000 relating to the previous abandonment of the Company's Eugene Island 163 block platform, $277,000 of abandonment expense associated with the previously noted South Timbalier 162 B6 well and abandonment accruals of $196,000 in the first three quarters of 1997. This compares to actual cash abandonment expense of $147,000 relating to the above noted Eugene Island 163 platform and abandonment accruals of $69,000 in the first three quarters of 1996.

      General and administrative expenses increased $860,000 (53%) from $1,623,000 for the nine months ended September 30, 1996 to $2,483,000 for the nine months ended September 30, 1997. The increase was primarily the result of additional staffing combined with annual compensation increases that occurred in the fourth quarter of 1996. The additional staffing is representative of the Company's increase in scope of operations. Other factors leading to the 1997 increase were various costs associated with the Company's status as a public company and increased insurance costs. Average general and administrative expenses per Mcf were $.45 per Mcf in the nine months ended September 30, 1996 compared to $.72 per Mcf in the nine months ended September 30, 1997 (a 60% increase).

      INTEREST INCOME (EXPENSE). The Company incurred net interest expense (net of interest income) of $750,000 for the first three quarters of 1996 compared to net interest income of $131,000 for the comparable period in 1997. The net interest expense in the first three quarters of 1996 primarily represented interest paid to an affiliate of Enron relating to borrowings utilized for working capital and hedging needs. The Company's net interest income in the first three quarters of 1997 compared to a net interest expense in the first three quarters of 1996 was the result of paying off all outstanding debt after the Offering in November, 1996 coupled with increased interest income from increased cash balances following the Offering. The Company had other income of $762,000 received in the second quarter of 1997 resulting from a settlement of disputed mineral rights.

      NET INCOME (LOSS). The Company had net income before income taxes of $9,731,000 in the first three quarters of 1996 compared to a net loss of $5,015,000 in the first three quarters of 1997. The net loss in the 1997 period was primarily the result of the above noted dry hole cost during early 1997. Net income (loss) after giving effect to income taxes and tax benefits was net income of $9,726,000 in the first three quarters of 1996 compared to a net loss of $3,572,000 for the first three quarters of 1997.

      Income (loss) available to common unit holders and stockholders, which gives effect to preference unit payments and accretion of discount, was net income of $8,393,000 in the nine month period ended September 30, 1996 compared to a net loss of $3,572,000 in the nine month period ended September 30, 1997. In the fourth quarter of 1996, the Company redeemed all of the outstanding preference units of OEDC Partners, L.P. with proceeds of the Offering. Therefore, in periods after the fourth quarter of 1996 all net income will be available to common stockholders.

      During the first three quarters of 1996, the Company made preference payments to NGP totaling $803,000. The Company began accreting the $2 million discount of preference units following the purchase of additional preference units by NGP in 1995. The accretion of discount was $530,000 in the nine months ended September 30, 1996. As the Company redeemed all preference units outstanding following the Offering, the Company will not incur accretion of discount charges nor will preference payments have to be made.

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY

      The Company's cash position decreased by $16,383,000 during the first three quarters of 1997. This decrease is primarily the result of the Company's ongoing investment in oil and gas drilling and development activities.

      Net cash provided by operating activities was $9,979,000 for the nine months ended September 30, 1997, as compared to $3,745,000 for the same period in 1996. The cash provided by operating activities was significantly greater in the first three quarters of 1997 as compared to the first three quarters of 1996 as a result of ordinary changes in current assets and liabilities creating a source of cash of $1,220,000, a change in oil and gas partnership interest in the South Dauphin II Limited Partnership of $5,645,000 (which was offset by a similar amount as investment in oil and gas properties) and $3,971,000 in dry hole expense, primarily relating to the Company's South Timbalier 162 B-6 well, which is added back to net income for purposes of calculating cash provided by operating activities, but is ultimately a use of cash as dry hole expense is considered a capital expenditure.

      Net cash utilized in investing activities was $35,723,000 in the nine months ended September 30, 1997 compared to $7,066,000 of cash that was provided from investing activities in the nine months ended September 30, 1996. The first three quarters of 1997 use of cash represents the Company's continued investment in various oil and gas projects. The cash provided in the first three quarters of 1996 was the result of selling all but one percent of the Company's general partnership interest in DIGP and selling a non-strategic lease block, generating $11,340,000 from these transactions.

      Financing activities provided $9,360,000 of cash in the first nine months of 1997 as a result of borrowings under the Company's line of credit. During the comparable period in 1996, the

Company utilized $10,639,000 which primarily consisted of principal repayment to Enron on outstanding loans.

      The Company's primary sources of liquidity are, and if the proposed Merger with Titan is not consummated will continue to be, cash flows from the Company's operating activities and credit available under the Company's credit agreement described below. The Company believes that these sources will be sufficient to fund the Company's current drilling and development program in the event that the Merger is not consummated. However, if results from the Company's drilling and development efforts do not meet the Company's expectations, the Company may be required to curtail its drilling or seek additional financing. No assurance may be given, therefore, as to the adequacy of the Company's existing sources of liquidity or as to the availability of any such additional financing. In addition, the Company intends to continue its efforts to acquire additional acreage and participate in other drilling and development opportunities when those opportunities become available. If the Merger is not consummated, pursuing any such opportunities may require the Company to increase its borrowings under its credit facility or seek other financing sources. No assurance may be given as the adequacy of the Company's capital resources to pursue new opportunities or as to the availability to the Company of additional resources for that purpose.

WORKING CAPITAL

      The Company had a working capital deficit of $2,027,000 as of September 30, 1997. The September 30, 1997 working capital deficit is primarily the result of continued investment in drilling projects and oil and gas properties. The Company periodically has experienced substantial working capital deficits. The Company has incurred substantial expenditures for the acquisition and development of capital assets either on vendor open accounts payable or under short-term financings. The Company has been able to refinance the accounts payable balances by including them in line of credit and longer-term project financings. Generally, capital investments in properties have converted to cash or generated borrowing capacity rapidly enough to finance the Company's working capital deficits. At September 30, 1997, the Company had $9,500,000 outstanding under its credit facility. On November 7, 1997, the Company increased its lines of credit to $16,000,000.

FINANCING ACTIVITIES

      The Company budgeted a total of $38.6 million for capital expenditures in 1997. During the first nine months of 1997, the Company made capital expenditures of approximately $34.2 million. Given the dynamic nature of the Company's business, management considers it possible that actual capital expenditures in 1997 could exceed the previously budgeted amount. The Company believes that borrowings under the existing credit facility described below and cash flows generated from operations will be sufficient to fund these expenditures. However, no assurance may be given as to the adequacy of these sources.

      CREDIT FACILITY. On November 7, 1997, the Company increased its existing line of credit. The revised credit facility is a 23 month line of credit with Union Bank of California, N.A. Borrowing under the line of credit may not exceed at any time the lesser of $30 million or the borrowing base (computed with reference to the Company's oil and gas reserves and other assets) as determined by the bank in its sole discretion. The borrowing base may be redetermined quarterly. On November 7, 1997, the borrowing base was redetermined to be $16,000,000 and there was $10,500,000 outstanding under this facility as of that date. The credit facility will be interest only for the first three months, and then the borrowing base will be reduced by $800,000 per month for the next twelve months, then by $640,000 per month for the succeeding six months and by $450,000 per month for the final two months of the agreement, unless changed by the bank at the time of a borrowing base redetermination. All remaining principal and interest become due on September 30, 1999. Borrowings under this facility bear interest at a rate equal to, at the Company's option, either the bank's reference rate plus .25% to 2.5% (depending on amounts outstanding) or LIBOR plus 1.75% to 4.0% (depending on amounts outstanding). There was $9,500,000 outstanding under the credit agreement as of September 30, 1997.

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

      SOUTH DAUPHIN II LIMITED PARTNERSHIP The Company and an affiliate of Enron ("ECT Affiliate") formed SDPII to fund drilling and development, with the Company generally responsible for costs in excess of budgeted amounts. The financing of SDPII is non-recourse to the Company's other assets. Pursuant to the terms of the partnership agreement, the ECT Affiliate receives 85% of the net cash flows from the subject wells (provided a minimum payment schedule is met) until it has been repaid all of its original investment plus a 15% pre-tax rate of return ("Payout"). Once Payout has occurred, the ECT Affiliate's interest will decrease to 25% and the Company's interest will increase to 75%. SDPII has the option to prepay the ECT Affiliate's investment and accelerate the ownership change. If such prepayment is from financing activities instead of cash flow from operations, the Company is required to make an additional payment to the ECT Affiliate equal to 10% of the ECT Affiliate's net investment (funds advanced less distributions received) and five percent of the unfunded portion of the ECT Affiliate's commitment. Under the terms of a letter agreement between OEDC and the ECT Affiliate, the parties funded essential repairs on two wells in 25%/75% proportions. Initial revenues from those wells will be shared 25%/75% until the repair costs are recovered with a 10% rate of return. Thereafter, sharing ratios will revert to the arrangement described above.

      During July, 1997 the Company and its Board of Directors elected not to prepay the ECT Affiliate's investment and accelerate the SDPII Payout as previously planned. The Board of Directors concluded such an investment by the Company would be imprudent and a potential waste of the Company's assets unless substantial production history indicates that the acceleration of SDPII Payout is financially attractive.

HEDGING ACTIVITIES

      The Company continues to utilize financial futures to hedge its natural gas production. In the first nine months of 1996, total natural gas income decreased by $1,076,000 compared to a decrease of $823,000 for the first nine months of 1997 as a result of the Company's hedging position. As of September 30, 1997, the Company had .65 Bcf of natural gas hedged from September, 1997 through December, 1997 at an average price of $2.14 per Mcf. In August 1997, the Company entered into a participating price collar on 1.2 Bcf of natural gas for the period of December 1997 through March 1998. Under the terms of the participating price collar, the Company receives the actual price on volumes hedged if the actual price is between $2.20 and $2.76 per Mcf; if the actual price is less than $2.20 per Mcf, the Company receives $2.20; and if actual prices are above $2.76, then the Company receives $2.76 plus 50% of the amount above $2.76 per Mcf. The Company estimates that as of September 30, 1997, the cost to unwind its hedged position was approximately $805,000. Although hedging reduces the Company's susceptibility to declines in the sales prices of its natural gas production, it also prevents the Company from receiving the full benefit of any increases in the sales prices of such production. Further, significant reductions in production at times when the Company's production is hedged could require the Company to make payments under the hedge agreements in the absence of offsetting income.

NATURAL GAS BALANCING

      It is customary in the natural gas industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. OEDC's net overproduced position at September 30, 1997 was 74,735 Mcf. Under the terms of typical natural gas balancing agreements, the underproduced party can take a certain percentage, typically 25% to 50% of the overproduced party's entitled share of gas sales in future months to eliminate such imbalance. during the make-up period, the overproduced party's cash flow will be adversely affected.

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

                         PART II -- OTHER  INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

      The Company, David B. Strassner (President and a director of the Company), Douglas H. Kiesewetter (Executive Vice President and a director of the Company) and David R. Albin (a director of the Company), as well as NGP (the Company's largest stockholder), the managing underwriters of the Company's initial public offering and an analyst from each of the managing underwriters, have been named as defendants in a suit styled ERIC BARON AND EDWARD C. ALLEN, ON BEHALF OF THEMSELVES AND ALL OTHERS SIMILARLY SITUATED, V. DAVID B. STRASSNER, DOUGLAS H. KIESEWETTER, DAVID R. ALBIN, NATURAL GAS PARTNERS, L.P., DAVID GARCIA, JOHN J. MYERS, OFFSHORE ENERGY DEVELOPMENT CORPORATION, MORGAN KEEGAN & COMPANY, INC. AND PRINCIPAL FINANCIAL SECURITIES, INC., which was filed October 20, 1997, in the Texas State District Court of Harris County, Texas, 270th Judicial District. The suit seeks class certification on behalf of certain holders of the Company's common stock, excluding the defendants and holders related to or affiliated with the defendants. The suit alleges generally that the defendants wrongfully made false or misleading statements or omissions relating to the Company's business and prospects in the course of the Company's initial public offering and subsequent thereto. The suit seeks rescission of sales of the Company's common stock and unspecified monetary damages, including punitive damages.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (a)   Not applicable.

      (b) Not applicable.

      (c) Not applicable.

      (d) (1) The effective date of the registration statement (the "Registration Statement") for which use of proceeds information is being disclosed herein was October 31, 1996 and the Securities and Exchange Commission file number assigned to the Registration Statement was 333-11269.

            (2) The offering (the "Offering") to which the Registration Statement related commenced on October 9, 1996.

            (3) The Offering has been terminated following the sale of all securities registered.

            (4) The managing underwriters for the Offering were Morgan Keegan & Company, Inc. and Principal Financial Securities, Inc.

            (5) The class of securities registered by the Registration Statement was the Company's Common Stock, par value $.01 per share ("Common Stock").

            (6) For the account of the Company, the number of shares of Common Stock registered and sold was 3,650,000 and the aggregate offering price of such shares was $43,800,000. For the account of selling stockholders, the number of shares of Common Stock registered and sold was 584,300 and the aggregate offering price of such shares was $7,011,600.

            (7) In connection with the Offering, the Company incurred expenses of $3,066,000 for underwriters' discounts, expenses of $15,257 for expenses of the underwriters paid by the Company and estimated other expenses of $577,743, resulting in estimated total expenses of $3,659,000. No Offering expenses were paid to an affiliate of the Company.

            (8) The net proceeds of the Offering to the Company were $40,141,000.

            (9) The Company's estimated uses of Offering proceeds were as follows:

                  Payments to affiliates:

                        $12,000,000 for redemption of preference units of a
                          subsidiary
                        $6,915,558 for contributions to a partnership

                  Payments to others:

                        $3,163,749 for repayment of indebtedness
                        $4,410,280 for working capital
                        $13,651,413 for capital expenditures relating to the
                          Company's oil and gas and pipeline activities

            (10) The use of proceeds described above represents a material change from the use of proceeds described in the prospectus contained in the Registration Statement. Such prospectus indicated that the Company would use up to $14,000,000 of Offering proceeds for contribution to a partnership to increase the Company's interest in that partnership. The Company's board of directors subsequently determined that such a use of proceeds was not in the best interests of the Company and would possibly be wasteful of the Company's assets and approved the use of such proceeds for other purposes. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Financing Activities South Dauphin II Limited Partnership."

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

      Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 5.     OTHER INFORMATION.

      On November 6, 1997, the Company, Titan Exploration, Inc. ("Titan") and Titan Offshore, Inc., a wholly owned subsidiary of Titan ("Titan Sub") entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Titan Sub would be merged (the "Merger") with and into the Company, with the Company surviving as a wholly owned subsidiary of Titan and each issued and outstanding share of the Company's common stock being converted in the right to receive .63 of a share of the common stock of Titan. Consummation of the Merger is subject to the satisfaction of certain conditions including the approval of the Merger by the stockholders of both the Company and Titan. For more information regarding the Merger and the Merger Agreement, see the descriptions thereof under the captions "The Merger" and "Certain Provisions of the Merger Agreement" in the Joint Proxy Statement/Prospectus of Titan and the Company contained in Titan's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 14, 1997, which descriptions are incorporated herein by reference thereto.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a) The following exhibits are filed with this report:

Exhibit
NUMBER      DESCRIPTION OF EXHIBIT

    2 - Amended and Restated Agreement and Plan of Merger dated November 6, 1997 among Titan Exploration, Inc., Titan Offshore, Inc. and Offshore Energy Development Corporation (incorporated herein by reference to Exhibit 2.2 to Titan Exploration, Inc.'s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 14, 1997).

   10 - First Restated Credit Agreement dated July 8, 1997 by and among OEDC Exploration and Production, L.P., Offshore Energy Development Corporation, OEDC, Inc., OEDC Partners, L.P., Dauphin Island Gathering Company, L.P., OEDC Processing, L.P. and Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

   27       -  Financial Data Schedule.

      (b) The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 1997.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OFFSHORE ENERGY DEVELOPMENT
                                       CORPORATION

Date: November 13, 1997          By:    /S/ DOUGLAS H. KIESEWETTER
                                            Douglas H. Kiesewetter
                                       Executive Vice President and Chief
                                       Operating Officer (for the registrant
                                       and as its principal financial officer)

                                EXHIBIT INDEX

Exhibit
NUMBER      DESCRIPTION OF EXHIBIT

    2 - Amended and Restated Agreement and Plan of Merger dated November 6, 1997 among Titan Exploration, Inc., Titan Offshore, Inc. and Offshore Energy Development Corporation (incorporated herein by reference to Exhibit 2.2 to Titan Exploration, Inc.'s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 14, 1997).

   10 - First Restated Credit Agreement dated July 8, 1997 by and among OEDC Exploration and Production, L.P., Offshore Energy Development Corporation, OEDC, Inc., OEDC Partners, L.P., Dauphin Island Gathering Company, L.P., OEDC Processing, L.P. and Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

   27       -  Financial Data Schedule.